Form 10-Q
period 2008-04-30
Dong Fang Minerals, Inc.
filed 2008-06-20
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED April 30, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Commission file number 333-150192

DONG FANG MINERALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

#1006, Bldg. A, Yang Guang 100 International Apartment #2
Guanghua Road
Chaoyang District, Beijing, P.R. China
(Address of principal executive offices, including zip code.)

(86) 010-5100-1006
(telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.
YES [X]    NO [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [   ]    NO [X]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of June 19, 2008

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$3,981	$10,037
Total current assets	3,981	10,037
Mineral property acquision costs, less reserve for
impairment of $4,625 and $4,625 respectively	-	-
Total Assets	$3,981	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$6,000
Due to related parties	25,313	24,945
Total current liabilities	26,813	30,945

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 5,000,000 shares	50	50
Deficit accumulated during the exploration stage	(22,882)	(20,958)
Total stockholders' equity (deficiency)	(22,832)	(20,908)
Total Liabilities and Stockholders' Equity (Deficiency)	$3,981	$10,037

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

		Period from
		November 7,
	Three Months	2007 (Date of
	Ended April	Inception) to
	30, 2008	April 30, 2008

Revenue	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	368	368
General and administrative	56	389
Professional fees	1,500	17,500
Impairment of mineral property acquisition costs	-	4,625
Total costs and expenses	1,924	22,882

Net Loss	$(1,924)	$(22,882)

Net loss per share
Basic and diluted	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	5,000,000

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period November 7, 2007 (Inception) to April 30, 2008
(Expressed in US Dollars)

			Deficit
			Accumulated
	Common Stock, $0.00001		During the
	par value		Exploration
	Shares	Amount	Stage	Total
Common stock issued
November 2007 at $0.00001 per share	5,000,000	$50	$-	$50
Net loss	-	-	(20,958)	(20,958)
Balance - January 31, 2008	5,000,000	$50	$(20,958)	$(20,908)
Unaudited:
Net loss	-	-	(1,924)	(1,924)
Balance - April 30, 2008	5,000,000	50	(22,882)	(22,832)

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		November 7,
	Three Months	2007 (Date of
	Ended April	Inception) to
	30, 2008	April 30, 2008
Cash Flows from Operating Activities
Net loss	$(1,924)	$(22,882)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,500)	1,500
Net cash provided by (used for) operating activities	(6,424)	(16,757)

Cash Flows from Investing Activities
Acquisition of mineral property	-	(4,625)

Net cash provided by (used for) investing activities	-	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	368	25,313
Proceeds from sales of common stock	-	50

Net cash provided by financing activities	368	25,363

Increase (decrease) in cash	(6,056)	3,981

Cash - beginning of period	10,037	-

Cash - end of period	$3,981	$3,981

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Dong Fang Minerals, Inc. (the “Company”) was incorporated in the State of Nevada on November 7, 2007. The Company is an Exploration Stage Company as defined by Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

On May 20, 2008, the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) to sell up to 2,000,000 shares of common stock at $0.10 per share to raise cash proceeds of up to $200,000 was “declared effective” by the SEC. In the event that 1,000,000 stocks are not sold within 270 days from the effective date of the Registration Statement, all money received by the Company will be returned to the investors.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of April 30, 2008 and for the three months then ended, and for the period November 7, 2007 (inception) to April 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2008 and the results of operations and cash flows for the periods ended April 30, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months period ended April 30, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2009. The balance sheet at January 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended January 31, 2008 as included in our report on Form S-1/A filed May 7, 2008.

3.	MINERAL PROPERTY

Pursuant to a mineral property purchase agreement dated November 17, 2007, the Company acquired a 100% undivided right, title and interest in the Dong Fang minerals claim, located 15 miles northwest of Penticton, British Columbia, Canada, for $4,625. The Tenure Number ID is 555886, which expires April 7, 2009. The property is in the name of Liu Jian Hong held by him in trust for the Company.

In November 17, 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $92,500. Due to lack of working capital, the Company has not completed this program.

At January 31, 2008, the Company provided a $4,625 reserve for impairment of the mining property acquisition costs.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2008
(Unaudited)

4.	DUE TO RELATED PARTY

At April 30, 2008, the Company is indebted to a director of the Company for cash advances of $25,313. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

In November 2007 the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

At April 30 2008, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $7,780 at April 30, 2008 attributable to the future utilization of the net operating loss carryforward of $22,882 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $20,958 in year 2028 and $1,924 in year 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited.

7.	CONTINGENCY

The Company may in the future decide to engage in a “reverse acquisition” transaction and acquire a target company in an unrelated business through the delivery of sufficient common stock to the stockholders of the target company to result in a change in control of the Company after the transaction. The SEC may categorize the Company as a “shell company” prior to such a transaction and subject the Company to more stringent disclosure rules regarding any reverse acquisition transaction.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     This section of the report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

Plan of Operation

     We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

     Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach this point. Accordingly, we must raise cash from sources other than the sale of minerals found on the property. That cash must be raised from other sources. Our only other source for cash at this time is investments by other. We must raise cash to implement our project and stay in business. If we raise the minimum amount of money in our offering, we believe it will last twelve months.

     We will be conducting research in the form of exploration of the property. Our exploration program is explained in as much detail as possible in the business section of our prospectus. We are not going to buy or sell any plant or significant equipment during the next twelve months.

     Access is provided by a paved highway on the west side of Okanagan Lake for eight miles northerly from Penticton to Summerland thence by a paved highway for six miles westerly to along the Bathfield road to the Bathfield property. This road provides access to the northeast portion of the property with secondary access roads within the property boundaries.

     Our exploration target is to find an ore body containing zinc. Our success depends upon finding mineralized material. This includes a determination by our consultant if the property contains reserves. We have not selected a consultant as of the date of this report and will not do so until our offering is successfully completed, if that occurs, of which there is no assurance. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. If we don’t find mineralized material or we cannot remove mineralized material, either because we do not have the money to do it or because it is not economically feasible to do it, we will cease operations and you will lose your investment.

     In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. In we need additional money and can’t raise it, we will have to suspend or cease operations.

     We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

     The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in our offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the recording of the property by Laurence Sookochoff and a physical examination of the property by Mr. Liu one of our officers and directors. The registration of the cells was included in the $4,625 paid to Laurence Sookochoff. No additional payments were made or are due to Laurence Sookochoff for its services. The claims were recorded in Mr. Liu’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In November 2007, Mr. Liu executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Liu transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Liu has not provided us with a signed or executed bill of sale in our favor. Mr. Liu will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal. Before mineral retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material. Mr. Liu does not have a right to sell the property to anyone. He may only transfer the property to us. He may not demand payment for the claims when he transfers them to us. Further, Mr. Liu does not have the right to sell the claims at a profit to us if mineralized material is discovered on the property. Mr. Liu must transfer title to us, without payment of any kind, upon our demand whether mineralized material is found on the claims or not.

     We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under our property.

     We do not claim to have any minerals or reserves whatsoever at this time on any of our property.

     We intend to implement an exploration program which consists of trenching and core sampling. Trenching is the process of removing samples from the surface and immediately below the surface to the ground. Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract a samples of earth. Mr. Liu, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Liu will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from our offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of our offering.

     We estimate the cost of drilling will be $20.00 per foot drilled. The amount of drilling will be predicated upon the amount of money raised in our offering. If we raise the minimum amount of money, we will drill approximately 2,400 linear feet or 8 holes to depth of 300 feet. Assuming that we raise the maximum amount of money, we will drill approximately 6,000 linear feet, or up to 18 holes to a depth of 300 feet. We estimate that it will take up to three months to drill 18 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000. We will begin exploration activity 90 days after the completion of our public offering, weather permitting.

     We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds other than the funds being raised in our public offering. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

     If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

     We don’t intend to hire additional employees at this time. All of the work on the property will be conduct by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

     The following are our milestones:

1.

0-90 days after completion of the offering, retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.

90-180 days after completion of the offering. - Trenching and Core drilling. Trenching will used to accumulates samples from the surface and just below the surface. Trenching will cost between $10,000 and $30,000. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $50,500 to $112,000. Time to conduct the core drilling - 90 days. The driller will be retained by our consultant.

3.

180-210 days after completion of the offering. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

     The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section. All funds for the foregoing activities will be obtained from our public offering.

Limited Operating History; Need for Additional Capital

     There is limited historical financial information about us upon which to base an evaluation of our performance. We are an exploration stage corporation and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

     To become profitable and competitive, we conduct into the research and exploration of our property before we start production of any minerals we may find. We are seeking equity financing to provide for the capital required to implement our research and exploration phases. We believe that the funds raised from our offering, whether it be the minimum amount or the maximum amount, will allow us to operate for one year.

     We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

     To meet our need for cash we are attempting to raise money from our public offering. We cannot guarantee that we will be able to raise enough money through our offering to stay in business. Whatever money we do raise, will be applied to the items set forth in the Use of Proceeds section of our prospectus. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. If we do not raise all of the money we need from our offering to complete our exploration of the property, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others.

     Our officers and directors have agreed to advance funds as needed until the public offering is completed or failed and have agreed to pay the cost of reclamation of the property should mineralized material not be found thereon. The foregoing agreement is oral, there is nothing in writing to evidence the same. While our officers and directors have agreed to advance the funds, the agreement is unenforceable as a matter of law, since there is no consideration for the same. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and can’t raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Whether we raise the minimum amount or maximum amount, it will last a year. Other than as described in this paragraph, we have no other financing plans.

     We have the right to explore one property containing one cell. We will begin our exploration plan upon completion of our public offering. We expect to start exploration operations, weather permitting, within 90 days of completing our public offering. As of the date of this report we have yet to begun operations and therefore we have yet to generate any revenues.

     Since inception, we have issued 5,000,000 shares of our common stock and received $50.

     We issued 5,000,000 shares of common stock to our officers and directors pursuant to the exemption from registration contained in Regulation S of the Securities Act of 1933. The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Jian Hong Liu covered our initial expenses of $24,945 including incorporation, accounting and legal fees and for registering the property, all of which was paid directly to Mr. Sookochoff, our attorney and our accountant. The amount owed to Mr. Liu is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Liu is oral and there is no written document evidencing the agreement.

     As of April 30, 2008, our total assets were $3,981 and our total liabilities were $26,813 for a working capital deficit of $22,832.

Recent accounting pronouncements

     In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements.

     In December 2007, the FASB issued No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No.51” SFAS No. 160 requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. It also requires disclosure, on the face of the consolidated statement of income, of the amounts of consolidated net income attributable to the parent and to the non controlling interest. SFAS No. 160 also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. SAFAS No. 160 also requires expanded disclosures in the consolidated financial statements that clearly identify and distinguish between the interests of the parent’s owners and the interests of the noncontrolling owners of a subsidiary. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of SFAS No. 160 on its financial statements.

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

     In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 157 on its financial statements.

     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.      CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

     We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

PART II. OTHER INFORMATION

ITEM 1A.      RISK FACTORS.

     We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On May 20, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-150192) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. As of the date hereof, we have not sold any shares of common stock.

ITEM 6.      EXHIBITS.

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of June, 2008.

DONG FANG MINERALS, INC.
(Registrant)

BY:	JIAN HONG LIU
Jian Hong Liu
President, Principal Executive Officer, Principal
Financial Officer, Principal Accounting Officer and
Treasurer.

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section
906 of the Sarbanes-Oxley Act of 2002.