Form 10-Q
period 2008-07-31
Dong Fang Minerals, Inc.
filed 2008-09-10
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED July 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 as of September 8, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.      FINANCIAL STATEMENTS

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)
(Unaudited)

	July 31,	January 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$2,436	$10,037
Total current assets	2,436	10,037
Mineral property acquisition costs, less reserve for
impairment of $4,625 and $4,625 respectively	-	-
Total Assets	$2,436	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$1,500	$6,000
Due to related party	35,505	24,945
Total current liabilities	37,005	30,945

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 5,000,000 shares	50	50
Deficit accumulated during the exploration stage	(34,619)	(20,958)
Total stockholders' equity (deficiency)	(34,569)	(20,908)
Total Liabilities and Stockholders' Equity (Deficiency)	$2,436	$10,037

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			November 7,
	Three Months	Six Months	2007 (Date of
	Ended July	Ended July	Inception) to
	31, 2008	31, 2008	July 31, 2008

Revenue	$-	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	-	368	368
General and administrative	96	152	485
Professional fees	11,641	13,141	29,141
Impairment of mineral property acquisition costs	-	-	4,625
Total costs and expenses	11,737	13,661	34,619

Net Loss	$(11,737)	$(13,661)	$(34,619)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	5,000,000	5,000,000

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period November 7, 2007 (Inception) to July 31, 2008
(Expressed in US Dollars)

			Deficit
			Accumulated
	Common Stock,		During the
	$0.00001 par value		Exploration
	Shares	Amount	Stage	Total
Common stock issued
November 2007 at $0.00001 per share	5,000,000	$50	$-	$50
Net loss	-	-	(20,958)	(20,958)
Balance - January 31, 2008	5,000,000	$50	$(20,958)	$(20,908)
Unaudited:
Net loss	-	-	(13,661)	(13,661)
Balance - July 31, 2008	5,000,000	50	(34,619)	(34,569)

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		November 7,
	Six Months	2007 (Date of
	Ended July	Inception) to
	31, 2008	July 31, 2008

Cash Flows from Operating Activities
Net loss	$(13,661)	$(34,619)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,500)	1,500
Net cash provided by (used for) operating activities	(18,161)	(28,494)

Cash Flows from Investing Activities
Acquisition of mineral property	-	(4,625)
Net cash provided by (used for) investing activities	-	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	10,560	35,505
Proceeds from sales of common stock	-	50
Net cash provided by financing activities	10,560	35,555

Increase (decrease) in cash	(7,601)	2,436

Cash - beginning of period	10,037	-

Cash - end of period	$2,436	$2,436

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
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

The unaudited financial statements as of July 31, 2008 and for the three and six months then ended, and for the period November 7, 2007 (inception) to July 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2008 and the results of operations and cash flows for the periods ended July 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months period ended July 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2009.

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

Pursuant to a mineral property purchase agreement dated November 17, 2007, the Company acquired a 100% undivided right, title and interest in the Dong Fang mineral claim, located 15 miles northwest of Penticton, British Columbia, Canada, for $4,625. The Tenure Number ID is 555886, which expires April 7, 2009. The property is in the name of Liu Jian Hong (the company’s Chief Executive Officer) held by him in trust for the Company.

On November 17, 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $92,500. Due to lack of working capital, the Company has not completed this program.

On January 31, 2008, the Company provided a $4,625 reserve for impairment of the mining property acquisition costs.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)

4.	DUE TO RELATED PARTY

On July 31, 2008, the Company is indebted to the Chief Executive Officer of the Company for cash advances of $35,505. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

In November 2007 the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

On July 31 2008, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $11,770 at July 31, 2008 attributable to the future utilization of the net operating loss carryforward of $34,619 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $20,958 in year 2028 and $13,661 in year 2029.

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

     As of July 31, 2008, our total assets were $2,436 and our total liabilities were $37,005 for a working capital deficit of $34,569.

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
906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of September, 2008.

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