Form 10-Q
period 2008-10-31
Dong Fang Minerals, Inc.
filed 2008-12-10
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED October 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 6,006,000 as of December 8, 2008.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

	Dong Fang Minerals, Inc.
	(An Exploration Stage Company)
	Balance Sheets
	(Expressed in US Dollars)

		October 31,	January 31,
		2008	2008
		(Unaudited)
ASSETS
	Current Assets
	Cash and cash equivalents	$90,751	$10,037
	Total current assets	90,751	10,037
	Mineral property acquisition costs, less reserve for impairment of
	$4,625 and $4,625 respectively	-	-
	Total Assets	$90,751	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
	Current Liabilities
	Accounts payable and accrued liabilities	$1,525	$6,000
	Due to related party	35,505	24,945
	Total Current Liabilities	37,030	30,945

	Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
	authorized 100,000,000 shares, none issued and outstanding	-	-
	Common Stock, $0.00001 par value;
	authorized 100,000,000 shares,
	issued and outstanding 6,006,000 and 5,000,000 shares,
	respectively	60	50
	Additional paid-in capital	100,590	-
	Deficit accumulated during the exploration stage	(46,929)	(20,958)
	Total stockholders' equity (deficiency)	53,721	(20,908)
	Total Liabilities and Stockholders' Equity (Deficiency)	$90,751	$10,037

	See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

			Period from
			November 7,
			2007 (Date
	Three Months	Nine Months	of Inception)
	Ended	Ended October	to October 31,
	October 31, 2008	31, 2008	2008

Revenue	$-	$-	$-
Costs and expenses
Mineral property exploration and carrying costs	-	368	368
General and administrative	10,039	10,191	10,524
Professional fees	2,271	15,412	31,412
Impairment of mineral property acquisition costs	-	-	4,625
Total costs and expenses	12,310	25,971	46,929
Net Loss	$(12,310)	$(25,971)	$(46,929)
Net Loss per share
Basic and diluted	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and diluted	5,753,000	5,000,000

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders’ Equity (Deficiency)
For the Period November 7, 2007 (Inception) to October 31, 2008
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock			During the	Stockholders’
	$0.00001 par value		Additional	Exploration	Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficiency)
Common stock issued
November 2007 at $0.00001 per share	5,000,000	$50	$-	$-	50
Net loss	-	-	-	(20,958)	(20,958)
Balance - January 31, 2008	5,000,000	50	$-	(20,958)	(20,908)
Unaudited:
Sale of shares in public
offering at $0.10 per share	1,006,000	10	100,590	-	100,600
Net loss	-	-	-	(25,971)	(25,971)
Balance- July 31, 2008	6,006,000	$60	$100,590	$(46,929)	$53,721

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

		Period from
		November 7,
	Nine Months	2007 (Date of
	Ended	Inception) to
	October 31,	October 31,
	2008	2008

Cash Flows from Operating Activities
Net loss	$(25,971)	$(46,929)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,475)	1,525
Net cash provided by (used for) operating activities	(30,446)	(40,779)

Cash Flows from Investing Activities
Acquisition of mineral property	-	(4,625)
Net cash provided by (used for) investing activities	-	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	10,560	35,505
Proceeds from sales of common stock	100,600	100,650
Net cash provided by financing activities	111,160	136,155

Increase (decrease in cash)	80,714	90,751

Cash - beginning of period	10,037	-

Cash - end of period	$90,751	$90,751

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
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

On May 20, 2008, the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) to sell up to 2,000,000 shares of common stock at $0.10 per share to raise cash proceeds of up to $200,000 was “declared effective” by the SEC. On September 30, 2008, the Company issued a total of 1,006,000 shares of common stock to 45 investors at $0.10 per share for total cash proceeds of $100,600 and closed its public offering.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of October 31, 2008 and for the three and nine months then ended, and for the period November 7, 2007 (inception) to October 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2008 and the results of operations and cash flows for the periods ended October 31, 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three month period ended October 31, 2008 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2009.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commissions rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the period ended January 31, 2008 as included in our report on Form S-1/A filed May 7, 2008.

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

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2008
(Unaudited)

4.	DUE TO RELATED PARTY

At October 31, 2008, the Company is indebted to the Chief Executive Officer of the Company for cash advances of $35,505. The amount is unsecured, non-interest bearing and has no specific terms of repayment.

5.	COMMON STOCK

In November 2007 the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

On September 30, 2008 the Company issued a total of 1,006,000 shares of common stock to 45 investors at $0.10 per share for total cash proceeds of $100,600 and closed its public offering.

At October 31, 2008, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $15,956 at October 31, 2008 attributable to the future utilization of the net operating loss carryforward of $46,929 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $20,958 in year 2028 and $25,971 in year 2029.

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

Milestones

The following are our milestones:

1.	January 1, 2009 to March 31, 2009, retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000.
Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.	April 1, 2009 to September 30, 2009. Trenching and Core drilling. Trenching will used to accumulates samples from the surface and just below the surface. Trenching will cost between $10,000 and $30,000. Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $50,500 to $112,000. Time to conduct the core drilling - 90 days. The driller will be retained by our consultant.

3.

October 1, 2009 to December 31, 2009. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

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

Since inception, we have issued 6,006,000 shares of our common stock and received $100,650.

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

     On September 30, 2008, we issued a total of 1,006,000 shares of common stock to 45 investors at $0.10 per share for total cash proceeds of $100,600 pursuant to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the “SEC”) to sell up to 2,000,000 shares of common stock at $0.10 per share to raise cash proceeds of up to $200,000 declared effective by the SEC dated on May 20, 2008.

     As of October 31, 2008, our total assets were $90,751 and our total liabilities were $37,030 for a working capital of $53,721.

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

     In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending January 31, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

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

  ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     On May 20, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-150192) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On September 30, 2008, we completed our public offering and issued a total 1,006,000 shares of common stock to 45 investors at $0.10 per share for total cash proceeds of $100,600.

Since completing our public offering we have used the proceeds as follows:

General and Administrative Costs - Transfer agent and filing fees	$10,100
Professional fees	$705
Total	$10,805

ITEM 6. EXHIBITS

     The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the
Sarbanes-Oxley Act of 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 10th day of December, 2008.

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