Form 10-K
period 2009-01-31
Dong Fang Minerals, Inc.
filed 2009-04-30
CIK 1431676

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 FOR THE YEAR ENDED JANUARY 31, 2009

Commission file number 333-150192

DONG FANG MINERALS, INC.
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Room A606, Dacheng International Centre,
78 Dongsihuanzhonglu
Chaoyang District, Beijing, P.R. China
 (Address of principal executive offices, including zip code.)

(86) 010-5962 5606
(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act:
Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer                                       ☐                     Accelerated Filer                                        ☐
Non-accelerated Filer                                           ☐                   Smaller Reporting Company                      ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
 Yes ☒  No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of April 13, 2009 - $0.00

TABLE OF CONTENTS

PART I.

ITEM 1.       BUSINESS.

We were incorporated in the State of Nevada on November 7, 2007. We are an exploration stage corporation. An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We intend to conduct exploration activities on one property. We maintain our statutory registered agent’s office at The Corporation Trust Company of Nevada, 1000 East William Street, Suite 204, Carson City, Nevada 89701 and our business office is located at Room A606 Dacheng International Centre, 78 Dongsihuanzhonglu, Chaoyang District, Beijing, P.R. China. This is our mailing address as well. Our telephone number is (86)010-5962-5606.  This is Mr. Liu’s office.  We use this space on a rent free basis.

There is no assurance that a commercially viable mineral deposit exists on the property and further exploration will be required before a final evaluation as to the economic feasibility is determined.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause our plans to change.

Background

In November 2007, Jian Hong Liu, our president and principal executive officer acquired one mineral property containing one Mineral Titles Online cell in British Columbia, Canada.  British Columbia allows a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the claim area on the British Columbia Mineral Titles Online system. The Mineral Titles Online system is the Internet-based British Columbia system used to register, maintain and manage the claims. A cell is an area which appears electronically on the British Columbia Internet Minerals Titles Online Grid and was formerly called a claim. A claim is a grant from the Crown of the available land within the cells to the holder to remove and sell minerals. The online grid is the geographical basis for the cell. Formerly, the claim was established by sticking stakes in the ground to define the area and then recording the staking information. The staking system is now antiquated in British Columbia and has been replaced with the online grid. The property was registered by Laurence Sookochoff, a non-affiliated third party. Laurence Sookochoff is a self-employed professional engineer residing in Vancouver, British Columbia.

We have no revenues, have a loss since inception, have minimal operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

We have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

Canadian jurisdictions allow a mineral explorer to claim a portion of available Crown lands as its exclusive area for exploration by registering the same on the Mineral Titles Online system. Jian Hong Liu, our president, paid Mr. Sookochoff $4,625 to register the claims on the Mineral Titles Online system. No additional payments were made or are due to Laurence Sookochoff for his service. The cells were recorded in Jian Hong Liu’s name to avoid incurring additional costs at this time. The additional fees would be for incorporation of a British Columbia corporation and legal and accounting fees related to the incorporation. In November 2007, Mr. Liu executed a declaration of trust acknowledging that he holds the property in trust for us and he will not deal with the property in any way, except to transfer the property to us. In the event that Mr. Liu transfers title to a third party, the declaration of trust will be used as evidence that he breached his fiduciary duty to us. Mr. Liu has not provided us with a signed or executed bill of sale in our favor. Mr. Liu will issue a bill of sale to a subsidiary corporation to be formed by us should mineralized material be discovered on the property. Mineralized material is a mineralized body, which has been delineated by appropriate spaced drilling or underground sampling to support sufficient tonnage and average grade of metals to justify removal.

Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order to comply with the law we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time.

In the event that we find mineralized material and the mineralized material can be economically extracted, we will form a wholly owned British Columbia subsidiary corporation and Mr. Liu will convey title to the property to the wholly owned subsidiary corporation. Should Mr. Liu transfer title to another person and that deed is recorded before we record our documents, that other person will have superior title and we will have none. If that event occurs, we will have to cease or suspend operations. However, Mr. Liu will be liable to us for monetary damages for breaching the terms of his oral agreement with us to transfer his title to a subsidiary corporation we create. To date, we have not performed any work on the property. All Canadian lands and minerals which have not been granted to private persons are owned by either the federal or provincial governments in the name of Her Majesty. Ungranted minerals are commonly known as Crown minerals. Ownership rights to Crown minerals are vested by the Canadian Constitution in the province where the minerals are located. In the case of our property, that is the Province of British Columbia.

In the 19th century the practice of reserving the minerals from fee simple Crown grants was established. Legislation now ensures that minerals are reserved from Crown land dispositions. The result is that the Crown is the largest mineral owner in Canada, both as the fee simple owner of Crown lands and through mineral reservations in Crown grants. Most privately held mineral titles are acquired directly from the Crown. The property is one such acquisition. Accordingly, fee simple title to the property resides with the Crown.

The property is comprised of mining leases issued pursuant to the British Columbia Mineral Act. The lessee has exclusive rights to mine and recover all of the minerals contained within the surface boundaries of the lease vertically downward. The Crown does not have the right to reclaim provided at a minimum fee of CDN$320 is paid timely. The Crown could reclaim the property in an eminent domain proceeding, but would have to compensate the lessee for the value of the claim if it exercised the right of eminent domain. It is highly unlikely that the Crown will exercise the power of eminent domain. In general, where eminent domain has been exercised it has been in connection with incorporating the property into a provincial park.

The property is unencumbered and there are no competitive conditions which affect the property. Further, there is no insurance covering the property and we believe that no insurance is necessary since the property is unimproved and contains no buildings or improvements.

To date we have not performed any work on the property. We are presently in the exploration stage and we cannot guarantee that a commercially viable mineral deposit, a reserve, exists in the property until further exploration is done and a comprehensive evaluation concludes economic and legal feasibility.

There are no native land claims that affect title to the property. We have no plans to try to interest other companies in the property if mineralization is found. If mineralization is found, we will try to develop the property ourselves.

Claims

The following is a list of tenure numbers, claim, and expiration date of our claims:

		Number of	Date of
Tenure No.	Claim Name	MTO Cells	Expiration
555886	Bathfield	1	April 7, 2010

In order to maintain these claims we must complete work on the property or pay a fee of approximately CND$320.

Location and Access

The property is located in the Osoyoos Mining Division, within NTS 082E062, within 12 miles northwest of Penticton, British Columbia, Canada and within 41 miles north of the Canada-United States border.

Access is provided by a paved highway on the west side of Okanagan Lake for eight miles northerly from Penticton to Summerland thence by a paved highway for six miles westerly to along the Bathfield road to the Bathfield property. This road provides access to the northeast portion of the property with secondary access roads within the property boundaries.

Grand Forks and Osoyoos, historic mining centers within 40 miles of the property, could be a source of experienced and reliable exploration and mining personnel and a supply for most mining related equipment. Castlegar, 125 miles east or Penticton, 15 miles southeast, is serviced daily by commercial airlines. Vancouver, a port city on the southwest corner of, and the largest city in the Province of British Columbia, is seven hours distant by road and less than one hour by air from Penticton or Castlegar.

Physiography

The property is located within the Okanagan Highlands that is characterized by gentle forested slopes to elevations of 2,870 feet (875 meters). Elevations on the property range between 2,297 feet (700 meters) and 2,870 feet (875 meters).

The region is situated within the dry belt of British Columbia with rainfall between 25 and 30 cm per year. Temperatures during the summer months could reach a high of 30° and average 25°C with the winter temperatures reaching a low of -15°C and averaging 8°C. On the property, the permanent snow on the ground would be from December to April and would not hamper a year-round exploration program.

The general climate of the area would allow a snow free surface exploration program of up to nine months of the year.

History

There is evidence of previous exploration activity on the property.

Property Geology

The property is underlain by highly fractured and altered granitic rocks of the Middle Jurassic Okanagan batholith. These are unconformably overlain by a succession of Eocene clastic sediments, ash flows, and alkaline lavas belonging to the White Lake Formation.

Supplies

Competition and unforeseen limited sources of supplies in the industry could result in occasional spot shortages of supplies, such as dynamite, and certain equipment such as bulldozers and excavators that we might need to conduct exploration. We have not attempted to locate or negotiate with any suppliers of products, equipment or materials. We will attempt to locate products, equipment and materials after this offering is complete. If we cannot find the products and equipment we need, we will have to suspend our exploration plans until we do find the products and equipment we need.

Other Property

Other than our interest in the property, we own no plants or other property. With respect to the property, our right to conduct exploration activity is based upon our oral agreement with Mr. Liu, our secretary, director and shareholder. Under this oral agreement, Mr. Liu has allowed us to conduct exploration activity on the property. Mr. Liu holds the property in trust for us pursuant to a declaration of trust.

Our Proposed Exploration Program

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

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

We must conduct exploration to determine what amount of minerals, if any, exist on our properties and if any minerals which are found can be economically extracted and profitably processed.

The property is undeveloped raw land. Exploration and surveying has not been initiated and will not be initiated until we raise money in this offering. That is because we do not have money to start exploration. Once the offering is concluded, we intend to start exploration operations. To our knowledge, the property has never been mined. The only event that has occurred is the staking of the property by Mr. Sookochoff and a physical examination of the property by Mr. Liu, one of our officers and directors. The cost of recording the cells was included in the $4,625 paid to Laurence Sookochoff. Before minerals retrieval can begin, we must explore for and find mineralized material. After that has occurred we have to determine if it is economically feasible to remove the mineralized material. Economically feasible means that the costs associated with the removal of the mineralized material will not exceed the price at which we can sell the mineralized material. We can’t predict what that will be until we find mineralized material.

We do not know if we will find mineralized material. We believe that activities occurring on adjoining properties are not material to our activities. The reason is that what ever is located under adjoining property may or may not be located under the property.

We do not claim to have any minerals or reserves whatsoever at this time on any of the property.

We intend to implement an exploration program which consists of trenching and core sampling.  Trenching is the process of removing samples from the surface and just below the surface.   Core sampling is the process of drilling holes to a depth of up to 300 feet in order to extract samples of earth. Mr. Hong, after confirming with our consultant, will determine where drilling will occur on the property. Mr. Hong will not receive fees for his services. The samples will be tested to determine if mineralized material is located on the property. Based upon the tests of the core samples, we will determine if we will terminate operations; proceed with additional exploration of the property; or develop the property. The proceeds from this offering are designed to only fund the costs of core sampling and testing. We intend to take our core samples to analytical chemists, geochemists and registered assayers located in Vancouver, British Columbia. We have not selected any of the foregoing as of the date of this report. We will only make the selections in the event we raise the minimum amount of this offering.

We estimate the cost of drilling will be $20.00 per foot drilled. We will drill approximately 2,400 linear feet or 8 holes to depth of 300 feet. We estimate that it will take up to three months to drill 8 holes to a depth of 300 feet each. We will pay a consultant up to a maximum of $5,000 per month for his services during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.

The breakdowns were made in consultation with Mr. Sookochoff.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material.

If we are unable to complete exploration because we don’t have enough money, we will cease operations until we raise more money. If we cannot, or do not, raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything else.

We cannot provide you with a more detailed discussion of how our exploration program will work and what we expect will be our likelihood of success. That is because we have a piece of raw land and we intend to look for mineralized material. We may or may not find any mineralized material. We hope we do, but it is impossible to predict the likelihood of such an event.

Our exploration program will not result in the generation of revenue. It is designed only to determine if mineralized material is located on the property. Revenue will only be generated if we discover mineralized material and extract the minerals and sell them. Because we have not found mineralized material yet, it is impossible to project revenue generation.

Competitive Factors

The zinc mining industry is fragmented, that is there are many, many zinc prospectors and producers, small and large. We do not compete with anyone. That is because there is no competition for the exploration or removal of minerals from the property. We will either find zinc on the property or not. If we do not, we will cease or suspend operations. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the zinc mining market. Readily available zinc markets exist in Canada and around the world for the sale of zinc. Therefore, we will be able to sell any zinc that we are able to recover.

Regulations

Our mineral exploration program is subject to the Canadian Mineral Tenure Act Regulation. This act sets forth rules for

*	locating claims
*	posting claims
*	working claims
*	reporting work performed

We are also subject to the British Columbia Mineral Exploration Code which tells us how and where we can explore for minerals. We must comply with these laws to operate our business. Compliance with these rules and regulations will not adversely affect our operations.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of mining properties. Its goals are to protect the environment through a series of regulations affecting:

1.           Health and Safety
2.           Archaeological Sites
3.           Exploration Access

We are responsible to provide a safe working environment, not disrupt archaeological sites, and conduct our activities to prevent unnecessary damage to the property.

We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

We are in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Exploration stage companies have no need to discuss environmental matters, except as they relate to exploration activities. The only “cost and effect” of compliance with environmental regulations in British Columbia is returning the surface to its previous condition upon abandonment of the property. We believe the cost of reclaiming the property will be $750 if we drill 8 holes. We have not allocated any funds for the reclamation of the property and the proceeds for the cost of reclamation will not be paid from the proceeds of the offering. Mr. Liu has agreed to pay the cost of reclaiming the property should mineralized material not be discovered.

Employees

We intend to use the services of subcontractors for manual labor exploration work on our properties.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and they will devote about 25% of their time or ten hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Mr. Hong will handle our administrative duties.  We intend to subcontract all work out to third parties.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future. We do not intend to do so until we complete this offering.

ITEM 1A.     RISK FACTORS.

Risks associated with DONG FANG MINERALS, INC.

1. Our plan of operation is limited to finding an ore body. As such we have no plans for revenue generation. Accordingly, you should not expect any revenues from operations.

Our plan of operation and the funds we raise from this offering will be used for exploration of the property to determine if there is an ore body beneath the surface. Exploration does not contemplate removal of the ore. We have no plans or funds for ore removal. Accordingly, we will not generate any revenues as a result of your investment.

2. Because the probability of an individual prospect ever having reserves is extremely remote any funds spent on exploration will probably be lost.

The probability of an individual prospect ever having reserves is extremely remote. In all probability the property does not contain any reserves. Consequently, any funds spent on exploration will probably be lost which result in a loss of your investment.

3. We lack an operating history and have a loss which we expect to continue into the future. As a result, we may have to suspend or cease operations.

We were incorporated on November 7, 2007, and we have not started our proposed business operations or realized any revenues. We have no operating history upon which an evaluation of our future success or failure can be made. Our net loss since inception is $65,293. To achieve and maintain profitability and positive cash flow we are dependent upon:

*	our ability to locate a profitable mineral property
*	our ability to economically extract the minerals
*	our ability to generate revenues and ultimately become profitable.

Based upon current plans, we expect to incur operating losses in future periods. This will happen because there are expenses associated with the exploration of our mineral properties. As a result, we may not generate revenues in the future. Failure to generate revenues will cause us to suspend or cease operations.

4. Because all of our assets, our officers and our directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or our officers and directors.

All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our officers and directors are nationals and/or residents of a country other than the United States, and all of their assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our officers and directors predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our officers and directors predicated upon the securities laws of the United States or any state thereof.

5. Because title to the property is held in the name of Jian Hong Liu, our president and principal executive officer, if he transfers the property to someone other than us, we will cease operations.

Record title to the property upon which we intend to conduct exploration activities is not held in our name. Record title to the property is recorded in the name of Jian Hong Liu, our president and principal executive officer. If he transfers the property to a third person, the third person will obtain good title and we will have nothing. If that happens we will be harmed in that we will not own any property and we will have to cease operations. Under British Columbia law title to British Columbia mining claims can only be held by British Columbia residents. In the case of corporations, title must be held by a British Columbia corporation. In order for us to own record title to the property, we would have to incorporate a British Columbia wholly owned subsidiary corporation and obtain audited financial statements. We believe those costs would be a waste of our money at this time since the legal costs of incorporating a subsidiary corporation and the accounting costs of audited financial statements for the subsidiary corporation statement would be several thousands of dollars. Accordingly, we have elected not to create the subsidiary at this time, but will do so if mineralized material is discovered on the property.

6. Because we are small and do not have much capital, we may have to limit our exploration activity which may result in a loss of your investment.

Because we are small and do not have much capital, we must limit our exploration activity. As such we may not be able to complete an exploration program that is as thorough as we would like. Consequently, an existing ore body may go undiscovered. Without an ore body, we cannot generate revenues and you will lose your investment.

7. Weather interruptions in the province of British Columbia may affect and delay our proposed exploration operations and as a result, there may be delays in generating revenues.

Our proposed exploration work can only be performed approximately five to six months out of the year. This is because rain and snow cause the roads leading to our claims to be impassible during six to seven months of the year. When roads are impassible, we are unable to conduct exploration operations on the property which will delay the generation of possible revenues by us.

                8.  Because our officers and directors have other outside business activities and each will only be devoting 25% of his time or approximately ten hours per week to our activities, our activities may be sporadic which may result in periodic interruptions or suspensions of exploration.

Because our officers and directors have other outside business activities and each will only be devoting 25% of their time or ten hours each per week to our activities, our activities may be sporadic and occur at times which are convenient to them.  As a result, exploration of the property may be periodically interrupted or suspended.

9.  Because there is a limited public trading market for our common stock, you may not be able to resell your stock, and as a result, your investment is illiquid.

There is currently a limited public trading market for our common stock on the Bulletin Board operated by the Financial Industry Regulatory Authority (FINRA). Therefore you may not be able to resell your shares at common stock.

10.  Because we may issue additional shares of common stock, your investment could be subject to substantial dilution.

We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us.

11.  Because our securities are subject to penny stock rules, you may have difficulty reselling your shares.

           Our shares as penny stocks are covered by section 15(g) of the Securities Exchange Act of 1934 which imposes additional sales practice requirements on broker/dealers who sell the Company’s securities including the delivery of a standardized disclosure document; disclosure and confirmation of quotation prices; disclosure of compensation the broker/dealer receives; and, furnishing of monthly account statements. For sales of our securities, the broker/dealer must make a special suitability determination and receive from its customer a written agreement prior to making a sale. The imposition of these additional sales practices could adversely affect your ability to dispose of our stock.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

We are smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

ITEM 2.         PROPERTIES.

We own no interest in any property.  We merely have the right to conduct exploration activity on one property currently owned by our president, Jianhong Liu.

ITEM 3.        LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

      Our shares are traded on the Bulletin Board operated by the Finanical Industry Regulatory Authority under the symbol “DONG”. A summary of trading by quarter for 2009 and 2008 fiscal years is as follows:

Fiscal Year			High Bid	Low Bid
2009
	Fourth Quarter:	11-1-08 to 01-31-09	$0.00	$0.00
	Third Quarter:	08-1-08 to 10-31-08	$0.00	$0.00
	Second Quarter:	05-1-08 to 07-31-08	$0.00	$0.00
	First Quarter:	02-1-08 to 04-30-08	$0.00	$0.00

2008
	Fourth Quarter:	11-1-07 to 01-31-08	$0.00	$0.00
	Third Quarter:	08-1-07 to 10-31-07	$0.00	$0.00
	Second Quarter:	05-1-07 to 07-31-07	$0.00	$0.00
	First Quarter:	02-1-07 to 04-30-07	$0.00	$0.00

Dividend Policy

We have never paid cash dividends on our capital stock. We currently intend to retain any profits we earn to finance the growth and development of our business. We do not anticipate paying any cash dividends in the foreseeable future.

Section 15(g) of the Securities Exchange Act of 1934

Our shares are covered by section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser's written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as  id and offer quotes, a dealers spread and broker/dealer compensation; the broker/dealer compensation, the broker/dealers’ duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers’ rights and remedies in cases of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans and accordingly we have no shares authorized for issuance under an equity compensation plan.

Status of our public offering

On May 20, 2008, the Securities and Exchange Commission declared the Form S-1 Registration Statement (File number 333-150192) permitting us to offer up to 2,000,000 shares of common stock at $0.10 per share. There is no underwriter involved in our public offering. On September 30, 2008, we completed our public offering and issued a total of $1,006,000 shares of common stock to 45 investors at $0.10 per share for total cash proceeds of $100,600.

Since completing our public offering we have used the proceeds as follows:

General and Administrative Costs – Transfer agent and filing fees	$10,100
Professional fees	$ 705
Total	$10,805

ITEM 6.     SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

15

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

In addition, we may not have enough money to complete our exploration of the property. If it turns out that we have not raised enough money to complete our exploration program, we will try to raise additional funds from a second public offering, a private placement or loans. At the present time, we have not made any plans to raise additional money and there is no assurance that we would be able to raise additional money in the future. If we need additional money and can’t raise it, we will have to suspend or cease operations.

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

We estimate the cost of drilling will be $20.00 per foot drilled. We intend to drill approximately 2,400 linear feet or 8 holes to depth of 300 feet. We estimate it will take up to 3 months to drill the 8 holes at an estimated cost of $48,000. We will pay a consultant up to a maximum of $5,000 per month for their service during the three month period or a total of $15,000. The total cost for analyzing the core samples will be $3,000.

We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves through the use of a consultant. We have no plans to interest other companies in the property if we do not find mineralized material. To pay the consultant and develop the reserves, we will have to raise additional funds through a second public offering, a private placement or through loans. As of the date of this report, we have no plans to raise additional funds. Further, there is no assurance we will be able to raise any additional funds even if we discover mineralized material and a have a defined ore body.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money. If we can’t or don’t raise more money, we will cease operations. If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We don’t intend to hire additional employees at this time. All of the work on the property will be conducted by unaffiliated independent contractors that we will hire. The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation. The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.             September 1, 2009 to December 31, 2009, retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.            January 1, 2010 to June 30, 2010.  Trenching and Core drilling.  Trenching will be used to accumulate samples from the surface and just below the surface.  Trenching will cost between $10,000 and $30,000.  Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $50,500 to $112,000. Time to conduct the core drilling - 90 days. The driller will be retained by our consultant.

3.            July 1, 2010 to October 31, 2010. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

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

As of January 31, 2009, our total assets were $77,556 and our total liabilities were $42,149 for a working capital of $35,407.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

20

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Dong Fang Minerals, Inc.

I have audited the accompanying balance sheets of Dong Fang Minerals, Inc. (the Company), an exploration stage company, as of January 31, 2009 and 2008 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended January 31, 2009, for the period November 7, 2007 (inception) to January 31, 2008 and for the period November 7, 2007 (inception) to January 31, 2009. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dong Fang Minerals, Inc., an exploration stage company, as of January 31, 2009 and 2008 and the results of its operations and its cash flows for the year ended January 31, 2009, for the period November 7, 2007 (inception) to January 31, 2008 and for the period November 7, 2007 (inception) to January 31, 2009 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s present financial situation raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to this matter are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                                             MICHAEL T. STUDER CPA P.C.
                                                                                  Michael T. Studer CPA P.C.

Freeport, New York
April 24, 2009

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	January 31,
	2009	2008

ASSETS
Current Assets
Cash and cash equivalents	$77,556	$10,037
Total current assets	77,556	10,037
Mineral property acquision costs, less reserve for
impairment of $4,625 and $4,625 respectively	-	-
Total Assets	$77,556	$10,037

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current Liabilities
Accounts payable and accrued liabilities	$6,644	$6,000
Due to related party	35,505	24,945
Total current liabilities	42,149	30,945

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 6,006,000 and 5,000,000 shares, respectively	60	50
Additional paid-in capital	100,590	-
Deficit accumulated during the exploration stage	(65,243)	(20,958)
Total stockholders' equity (deficiency)	35,407	(20,908)
Total Liabilities and Stockholders' Equity (Deficiency)	$77,556	$10,037

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

	Year Ended January 31, 2009	Period from November 7, 2007 (Date of Inception) to January 31, 2008	Period from November 7, 2007 (Date of Inception) to January 31, 2009

Revenue	$-	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	368	-	368
General and administrative	22,369	333	22,702
Professional fees	21,548	16,000	37,548
Impairment of mineral property acquisition costs	-	4,625	4,625
Total costs and expenses	44,285	20,958	65,243
Net Loss	$(44,285)	$(20,958)	$(65,243)

Net loss per share
Basic and diluted	$(0.01)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	5,340,831	5,000,000

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period November 7, 2007 (Inception) to January 31, 2009
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock,		Additional	During the	Stockholders’
	$0.00001 par value		Paid-in	Exploration	Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued
November 2007 at $0.00001 per share	5,000,000	$50	$-	$-	$50
Net loss	-	-	-	(20,958)	(20,958)
Balance - January 31, 2008	5,000,000	50	-	(20,958)	(20,908)
Sale of shares in public
offering at $0.10 per share	1,006,000	10	100,590	-	100,600
Net loss	-	-	-	(44,285)	(44,285)
Balance -January 31, 2009	6,006,000	$60	$100,590	$(65,243)	$35,407

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

		Period from	Period from
		November 7,	November 7,
		2007 (Date of	2007 (Date of
	Year Ended	Inception) to	Inception) to
	January 31,	January 31,	January 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(44,285)	$(20,958)	$(65,243)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	4,625	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	644	6,000	6,644
Net cash provided by (used for) operating activities	(43,641)	(10,333)	(53,974)

Cash Flows from Investing Activities
Acquisition of mineral property	-	(4,625)	(4,625)

Net cash provided by (used for) investing activities	-	(4,625)	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	10,560	24,945	35,505
Proceeds from sales of common stock	100,600	50	100,650

Net cash provided by financing activities	111,160	24,995	136,155

Increase (decrease) in cash	67,519	10,037	77,556

Cash - beginning of period	10,037	-	-

Cash - end of period	$77,556	$10,037	$77,556

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
______________________________________________________________________________________________________________________________________________________________________

Note 1    Organization and Business Operations

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

Note 2	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of January 31, 2009, the Company had working capital and stockholders’ equity of $35,407.  Further, since inception, the Company has incurred a net loss of $65,243.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Mineral Property Costs

The Company has been in the exploration stage since its incorporation and inception on November 7, 2007 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition costs are capitalized and are charged to operations as the value is impaired.  Exploration costs are expensed until proven and probable reserves are established.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserves.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

F-6
27

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
______________________________________________________________________________________________________________________________________________________________________

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar.

Financial Instruments

The carrying values of the Company’s financial instruments, consisting of cash and cash equivalents, accounts payable and accrued liabilities, and due to related party, approximate their fair values due to the short maturity of these instruments.

Environmental Costs

Environmental expenditures that relate to current operations are charged to operations or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company’s commitment to a plan of action based on the then known facts.

Income Taxes

Income taxes are accounted for under the assets and liability method.  Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Net Loss Per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share". SFAS No. 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based Compensation

Stock-based compensation is accounted for at fair value in accordance with SFAS Nos 123 and 123R.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
_______________________________________________________________________________________________________________________________________________________________________

Cash and Cash Equivalents

The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Note 3	Mineral Property

Pursuant to a mineral property purchase agreement dated November 17, 2007, the Company acquired a 100% undivided right, title and interest in the Dong Fang minerals claim, located 15 miles northwest of Penticton, British Columbia, Canada, for $4,625.  The Tenure Number ID is 555886, which expires April 7, 2010. The property is in the name of Liu Jian Hong held by him in trust for the Company.

On November 17, 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $92,500.  Due to lack of working capital, the Company has not completed this program.  At January 31, 2008, the Company provided a $4,625 reserve for impairment of the mining property acquisition costs.

Note 4	Due to Related Party

The $35,505 amount due to related party at January 31, 2009 is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

Note 5	Common Stock

In November 2007, the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

On September 30, 2008, the Company issued a total of 1,006,000 shares of common stock to 45 investors at $0.10 per share for total cash proceeds of $100,600 and closed its public offering.

At January 31, 2009, there are no outstanding stock options or warrants.

Note 6	Income Taxes

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.  Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $22,183 attributable to the future utilization of the net operation loss carryforward of $65,243 as of January 31, 2009 will be realized.  Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate.  The $65,243 net operating loss carryforward expires $20,958 in 2028 and $44,285 in 2029.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

F-8
29

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2009
________________________________________________________________________________________________________________________________________________________________________

Note 7	Contingency

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

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to January 31, 2009, included in this report have been audited by Michael T. Studer CPA, P.C., as set forth in this annual report.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our CEO and CFO concluded that our Disclosure Controls were effective as of the end of the period covered by this report.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of January 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls

We have also evaluated our internal controls for financial reporting, and there have been no changes in our internal controls or in other factors that could affect those controls subsequent to the date of their last evaluation.

ITEM 9B.         OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our directors serves until his successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his successor is duly elected and qualified, or until he is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officers and directors is set forth below:

Name and Address	Age	Position(s)
Jian Hong Liu	41	President, Principal Executive Officer,
#1006, Bldg. A		Treasurer, Principal Financial Officer and
Yang Guang 100 International		Principal Accounting Officer, Secretary and
Apartment #2, Guanghua Road		a member of the Board of Directors
Chaoyang District, Beijing
Peoples Republic of China

Lu Lu	27	Secretary and a member of the Board of Directors
No. 714, Unit 4, Bldg. 3
Zhongshan Yuan
No. 3128, Nanshan Rd.
Nanshan District
Shenzhen City
Peoples Republic of China

The person named above has held his office/position since inception of our company and is expected to hold his office/position until the next annual meeting of our stockholders.

Compliance with Section 16(a) of the Exchange Act

We are not subject to Section 16(a) of the Securities Exchange Act of 1934 as of the date of this report.

ITEM 11.          EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on November 7, 2007 through January 31, 2009, for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

SUMMARY COMPENSATION TABLE

						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
and				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Jian Hong Liu	2009	0	0	0	0	0	0	0	0
President	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

Lu Lu	2009	0	0	0	0	0	0	0	0
Secretary	2008	0	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0	0

The following table sets forth all compensation paid to our board of directors during our last fiscal year ending January 31, 2009.

DIRECTOR COMPENSATION

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)

Jian Hong Liu	0	0	0	0	0	0	0

Lu Lu	0	0	0	0	0	0	0

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into an employment contract with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, as of the date of this report, the total number of shares of common stock beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares.  The stockholders listed below have direct ownership of their shares and possess sole voting and dispositive power with respect to the shares.

Name and Address	Number of	Percentage of
Beneficial Ownership [1]	Shares	Ownership
Jian Hong Liu	2,500,000	41.63%
#1006, Bldg. A
Room A606 Dacheng International Centre, 78 Dongsihuanzhonglu,
Chaoyang District, Beijing Peoples Republic of China

Lu Lu	2,500,000	41.63%
No. 714, Unit 4, Bldg. 3
Zhongshan Yuan
No. 3128, Nanshan Rd.
Nanshan District
Shenzhen City
Peoples Republic of China

All Officers and Directors	5,000,000	83.26%
as a Group (2 persons)

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2007, we issued 2,500,000 shares of restricted common stock to Jian Hong Liu, our president in consideration of $25.00 and 2,500,000 shares of restricted common stock to Lu Lu, our secretary in consideration of $25.00.  This was accounted for as an acquisition of shares of common stock in the amount of $50.

Mr. Liu also caused the property, comprised of one MTO cell, to be registered at a cost of $4,625.  The claims were registered by Mr. Laurence Sookochoff. The terms of the transaction with Mr. Sookochoff were at arm’s length and Mr. Sookochoff was not an affiliate.  Mr. Liu must transfer title to us upon our demand, whether mineralized material is found on the claims or not.  Mr. Liu will not receive anything of value for the transfer and we will not pay any consideration of any kind for the transfer of the claims.

Jian Hong Liu, our president, has advanced $35,505 for our operations since inception.  The advances are not evidenced by any written documentation.  Mr. Liu has agreed to accept repayment when we have sufficient funds to do so.  The advances by Mr. Liu are interest free.

We use approximately 15 square feet of office space at Mr. Liu’s home for our office on a rent free basis.

Mr. Liu and Ms. Lu are our only promoters.   They have not received and will not receive anything of value from us, directly or indirectly in their capacity as promoters.

ITEM 14.        PRINCIPAL ACCOUNTING FEES AND SERVICES.

(1) Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for our audit of annual financial statements and review of financial statements included in our Form 10-Qs or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years was:

2008	$10,500	Michael T. Studer CPA P.C.
2007	$6,000	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008	$0	Michael T. Studer CPA P.C.
2007	$0	Michael T. Studer CPA P.C.

(5) Our audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6) The percentage of hours expended on the principal accountant’s engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was not greater than 50%.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	4-11-08	3.1

3.2	Bylaws.	S-1	4-11-08	3.2

4.1	Specimen Stock Certificate.	S-1	4-11-08	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter				X

99.3	Disclosure Committee Charter				X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2009.

DONG FANG MINERALS, INC.
BY:	JIAN HONG LIU
Jian Hong Liu
President, Principal Executive Officer,
Treasurer, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

JIAN HONG LIU	President, Chief Executive Officer, Treasurer,
Jian Hong Liu	Secretary, Chief Financial Officer, Principal
Accounting Officer and a member of
	the Board of Directors	April 30, 2009

LU LU	Secretary and a member of the Board of Directors	April 30, 2009
Lu Lu

EXHIBIT INDEX

		Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation.	S-1	4-11-08	3.1

3.2	Bylaws.	S-1	4-11-08	3.2

4.1	Specimen Stock Certificate.	S-1	4-11-08	4.1

14.1	Code of Ethics.				X

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter				X

99.3	Disclosure Committee Charter				X