Form 10-Q
period 2009-04-30
Dong Fang Minerals, Inc.
filed 2009-06-11
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-53692

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [X] NO[  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: June 1st, 2009: 6,006,000.

                                                      PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$75,952	$77,556
Total current assets	75,952	77,556
Mineral property acquisition costs, less reserve for
impairment of $4,625 and $4,625 respectively	-	-
Total Assets	$75,952	$77,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$11,124	$6,644
Due to related party	35,505	35,505
Total current liabilities	46,629	42,149

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 6,006,000 shares	60	60
Additional paid-in capital	100,590	100,590
Deficit accumulated during the exploration stage	(71,327)	(65,243)
Total stockholders' equity (deficiency)	29,323	35,407
Total Liabilities and Stockholders' Equity (Deficiency)	$75,952	$77,556
See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Period from November 7, 2007 (Date of Inception) to April 30, 2009

Revenue	$-	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	-	368	368
General and administrative	295	56	22,997
Professional fees	5,789	1,500	43,337
Impairment of mineral property acquisition costs	-	-	4,625
Total costs and expenses	6,084	1,924	71,327
Net Loss	$(6,084)	$(1,924)	$(71,327)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	6,006,000	5,000,000

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period November 7, 2007 (Inception) to April 30, 2009
(Expressed in US Dollars)

	Common Stock, $0.00001 par value		Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
						Shares	Amount
	Common stock issued
November 2007 at $0.00001 per share	5,000,000	$50	$-	$-	$50
Net loss	-	-	-	(20,958)	(20,958)
Balance - January 31, 2008	5,000,000	50	-	(20,958)	(20,908)
Sale of shares in public
offering at $0.10 per share	1,006,000	10	100,590	-	100,600
Net loss	-	-	-	(44,285)	(44,285)
Balance -January 31, 2009	6,006,000	60	100,590	(65,243)	35,407
Unaudited: Net loss	-	-	-	(6,084)	(6,084)
Balance -April 30, 2009	6,006,000	$60	$100,590	$(71,327)	$29,323

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended April 30, 2009	Three Months Ended April 30, 2008	Period from November 7, 2007 (Date of Inception) to April 30, 2009
Cash Flows from Operating Activities
Net loss	$(6,084)	$(1,924)	$(71,327)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	4,480	(4,500)	11,124
Net cash provided by (used for) operating activities	(1,604)	(6,424)	(55,578)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(4,625)
Net cash provided by (used for) investing activities	-	-	(4,625)
Cash Flows from Financing Activities
Increase (decrease) in due to related party	-	368	35,505
Proceeds from sales of common stock	-	-	100,650
Net cash provided by financing activities	-	368	136,155
Increase (decrease) in cash	(1,604)	(6,056)	75,952
Cash - beginning of period	77,556	10,037	-
Cash - end of period	$75,952	$3,981	$75,952

Supplemental disclosures of cash flow information:
Interest paid		$-	$-
Income taxes paid		$-	$-
See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009
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

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of April 30, 2009, for the three months ended April 30, 2009 and 2008, and for the period November 7, 2007 (inception) to April 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2009 and the results of operations and cash flows for the periods ended April 30, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months period ended April 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2010. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended January 31, 2009 as included in our report on Form 10-K filed April 30, 2009.

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

F-5

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2009
(Unaudited)

4.	DUE TO RELATED PARTY

The $35,505 amount due to related party at April 30, 2009 and January 31, 2009 is due the client executive officer of the Company, is non-interest bearing, and is due on demand.

5.     COMMON STOCK

In November 2007, the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

On September 30, 2008, the Company sold a total of 1,006,000 shares of Common Stock to 45 investors at $0.10 per share for total cash proceeds of $100, 600 and closed its public offering.

At April 30, 2009, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $24, 251 at April 30, 2009 attributable to the future utilization of the net operating loss carryforward of $ 71,327 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $20,958 in year 2028, $44,285 in year 2029 and $6,084 in 2030 .

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

F-6

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

To meet our need for cash, the Company completed a public offering on September 30, 2008,  of 1,006,000 shares for a total of $100,600. We believe we will be able to stay in business for one year. If we find mineralized material and it is economically feasible to remove the mineralized material, we will attempt to raise additional money through a subsequent private placement, public offering or through loans. We may need to raise additional funding to complete our exploration of the property, which include a second public offering, a private placement of securities, or loans from our sole officer or others.

Mr. Liu will advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so.  Mr. Liu’s commitment to paying such costs is oral and not in writing.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

We will be conducting research in the form of exploration on our property claim number 555886 located in the Osoyoos Mining Division, within NTS 082E062, within 12 miles northwest of Penticton, British Columbia, Canada and within 41 miles north of the Canada-United States border. We do not plan to buy or sell any plant or significant equipment during the next twelve months.  We do not plan to buy any equipment until have located a body of ore and we have determined it is economical to extract the ore from the land.

We do not intend to interest other companies in the property if we find mineralized materials.  We intend to try to develop the reserves ourselves.  Whether we find mineralized material or not, we have no plans to change our business activities or to combine with another business, and are not aware of any events or circumstances that might cause us to change our plans.

If we are unable to complete any phase of exploration because we don’t have enough money, we will cease operations until we raise more money.  If we can’t or don’t raise more money, we will cease operations.  If we cease operations, we don’t know what we will do and we don’t have any plans to do anything.

We do not intend to hire additional employees at this time.  All of the work on the property will be conducted by unaffiliated independent contractors that we will hire.  The independent contractors will be responsible for surveying, geology, engineering, exploration, and excavation.  The geologists will evaluate the information derived from the exploration and excavation and the engineers will advise us on the economic feasibility of removing the mineralized material.

Milestones

The following are our milestones:

1.
June 1, 2009-November 30, 2009, retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

2.
December 1, 2009-August 31, 2010. Trenching and Core drilling.  Trenching will used to accumulates samples from the surface and just below the surface.  Trenching will cost between $10,000 and $30,000.  Core drilling will cost $20.00 per foot. The number of holes to be drilled will be dependent upon the amount raised from the offering. Core drilling we be subcontracted to non-affiliated third parties. Cost - $50,500 to $112,000. Time to conduct the core drilling - 90 days. The driller will be retained by our consultant.

3.
September 1, 2010-October 1, 2010. Have an independent third party analyze the samples from the core drilling. Determine if mineralized material is below the ground. If mineralized material is found, we will attempt to define the ore body. We estimate that it will cost $3,000 to analyze the core samples and will take 30 days. Delivery of the samples to the independent third party is necessary to carry out this milestone.

The cost of the subcontractors is included in cost of the exploration services to be performed as set forth in the Use of Proceeds section and the Business section of our prospectus.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

To become profitable and competitive, we plan to conduct research and exploration of our properties before we start production of any minerals we may find.

We have no assurance that future financing will be available to us on acceptable terms.  If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations.  Equity financing could result in additional dilution to existing shareholders.

Liquidity and Capital Resources

As of the date of this report, we have yet to generate any revenues from our business operations.

In November 2007, we issued 5,000,000 shares of common stock pursuant to the exemption from registration continued in Section S of the Securities Act of 1933.  The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Jian Hong Liu covered our initial expenses of $24,945 including incorporation, accounting and legal fees and for registering the property, all of which was paid directly to Mr. Sookochoff, our attorney and our accountant. The amount owed to Mr. Liu is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Liu is oral and there is no written document evidencing the agreement.

As of April 30, 2009, our total assets were $75,952 and our total liabilities were $46,629 for a working capital of $29,323.

On September 30, 2008, we issued 1,006,000 shares of our common stock pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $106,000 in the offering.

The Company currently has approximately $75,952 of cash on hand.

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

ITEM 4.                       CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended April 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                On September 30 2008, we sold 1,006,000 shares of common stock at $0.10 per share for cash proceeds of $106,000. As of the date of this report, we spent the money raised from this offering as follows:

Transfer Agent and Filing Fees	$22,807
Auditor and Accounting Fees	7,826
Legal Fees	4,125
Total Expenses	$34,758

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 11th day of June, 2009.

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