Form 10-Q
period 2009-07-31
Dong Fang Minerals, Inc.
filed 2009-09-14
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2009

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

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [X] NO[  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: September 11, 2009:  6,006,000.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATMENTS

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	July 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$64,247	$77,556
Total current assets	64,247	77,556
Mineral property acquisition costs, less reserve for
impairment of $4,625 and $4,625 respectively	-	-
Total Assets	$64,247	$77,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$2,398	$6,644
Due to related party	35,505	35,505
Total current liabilities	37,903	42,149

Stockholders' Equity (Deficiency)
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 6,006,000 shares and 6,006,000 shares, respectively	60	60
Additional paid-in capital	100,590	100,590
Deficit accumulated during the exploration stage	(74,306)	(65,243)
Total stockholders' equity	26,344	35,407
Total Liabilities and Stockholders' Equity	$64,247	$77,556
See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended July 31, 2009	Three Months Ended July 31, 2008	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008	Period from November 7, 2007 (Date of Inception) to July 31, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	-	-	-	368	368
General and administrative	1,181	96	1,476	152	24,178
Professional fees	1,798	11,641	7,587	13,141	45,135
Impairment of mineral property acquisition costs	-	-	-	-	4,625

Total costs and expenses	2,979	11,737	9,063	13,661	74,306
Net Loss	$(2,979)	$(11,737)	$(9,063)	$(13,661)	$(74,306)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	6,006,000	5,000,000	6,006,000	5,000,000

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period November 7, 2007 (Inception) to July 31, 2009
(Expressed in US Dollars)

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Common Stock, $0.00001 par value

	Shares	Amount
Common stock issued
November 2007 at $0.00001 per share	5,000,000	$50	$-	$-	$50
Net loss	-	-	-	(20,958)	(20,958)

Balance - January 31, 2008	5,000,000	50	-	(20,958)	(20,908)
Sale of shares in public
offering at $0.10 per share	1,006,000	10	100,590	-	100,600
Net loss	-	-	-	(44,285)	(44,285)
Balance -January 31, 2009	6,006,000	60	100,590	(65,243)	35,407
Unaudited: Net loss	-	-	-	(9,063)	(9,063)
Balance - July 31, 2009	6,006,000	$60	$100,590	$(74,306)	$26,344
See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Six Months Ended July 31, 2009	Six Months Ended July 31, 2008	Period from November 7, 2007 (Date of Inception) to July 31, 2009

Cash Flows from Operating Activities
Net loss	$(9,063)	$(13,661)	$(74,306)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(4,246)	(4,500)	2,398
Net cash provided by (used for) operating activities	(13,309)	(18,161)	(67,283)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(4,625)

Net cash provided by (used for) investing activities	-	-	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	-	10,560	35,505
Proceeds from sales of common stock	-	-	100,650

Net cash provided by financing activities	-	10,560	136,155

Increase (decrease) in cash	(13,309)	(7,601)	64,247

Cash - beginning of period	77,556	10,037	-
Cash - end of period	$64,247	$2,436	$64,247

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-
See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2009
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

2.   INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of July 31, 2009, for the three and six months ended July 31, 2009 and 2008, and for the period November 7, 2007 (inception) to July 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of July 31, 2009 and the results of operations and cash flows for the periods ended July 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended July 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2010. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date.

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

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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
JULY 31, 2009
(Unaudited)

4.	DUE TO RELATED PARTY

The $35,505 amount due to related party at July 31, 2009 and January 31, 2009 is due the chief executive officer of the Company, is non-interest bearing, and is due on demand.

5.    COMMON STOCK

In November 2007, the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

On September 30, 2008, the Company sold a total of 1,006,000 shares of Common Stock to 45 investors at $0.10 per share for total cash proceeds of $100,600 and closed its public offering.

At July 31, 2009, there are no outstanding stock options or warrants.

6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $25,264 at July 31, 2009 attributable to the future utilization of the net operating loss carryforward of $ 74,306 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $20,958 in year 2028, $44,285 in year 2029 and $9,063 in 2030.

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

Results of Operations

    Since completing our public offering, we have conducted only nominal operations.  We intend to proceed actively in the fall.

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

Milestones

The following are our milestones:

1.
October 1, 2009-November 30, 2009, retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

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

      The cost of the subcontractors is included in cost of the exploration services to be performed.  The foregoing is subject to weather conditions permitting such operations.

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

As of July 31, 2009, our total assets were $64,247and our total liabilities were $37,903 for a working capital of $26,344.

On September 30, 2008, we issued 1,006,000 shares of our common stock pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $106,000 in the offering.

The Company currently has approximately $64,247 of cash on hand.

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

ITEM 4.          CONTROLS AND PROCEDURES.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended July 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            On September 30 2008, we sold 1,006,000 shares of common stock at $0.10 per share for cash proceeds of $106,000. As of the date of this report, we spent the money raised from this offering as follows:

Transfer Agent and Filing Fees	$24,057
Auditor and Accounting Fees	7,826
Legal Fees	5,923
Total Expenses	$37,806

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 14th day of September, 2009.

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