Form 10-Q
period 2009-10-31
Dong Fang Minerals, Inc.
filed 2009-12-15
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: December 15, 2009: 6,006,000.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	October 31,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$56,531	$77,556
Total current assets	56,531	77,556
Mineral property acquisition costs, less reserve for
impairment of $4,625 and $4,625, respectively	-	-
Total Assets	$56,531	$77,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$4,738	$6,644
Due to related party	35,505	35,505
Total current liabilities	40,243	42,149

Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 100,000,000 shares,
issued and outstanding 6,006,000 and 6,006,000 shares, respectively,	60	60
Additional paid-in capital	100,590	100,590
Deficit accumulated during the exploration stage	(84,362)	(65,243)
Total stockholders' equity	16,288	35,407
Total Liabilities and Stockholders' Equity	$56,531	$77,556

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)
	Three Months Ended October 31, 2009	Three Months Ended October 31, 2008	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008	Period from November 7, 2007 (Date of Inception) to October 31, 2009

Revenue	$-	$-	$-	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	-	-	-	368	368
General and administrative	5,213	10,039	6,689	10,191	29,391
Professional fees	4,843	2,271	12,430	15,412	49,978
Impairment of mineral property acquisition costs	-	-	-	-	4,625
Total costs and expenses	10,056	12,310	19,119	25,971	84,362
Net Loss	$(10,056)	$(12,310)	$(19,119)	$(25,971)	$(84,362)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Shares Outstanding
Basic and diluted	6,006,000	5,753,000	6,006,000	5,000,000

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the Period November 7, 2007 (Inception) to October 31, 2009
(Expressed in US Dollars)

			Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total Stockholders' Equity (Deficiency)
	Common Stock, $0.00001 par value

	Shares	Amount
Common stock issued
November 2007 at $0.00001 per share	5,000,000	$50	$-	$-	$50
Net loss	-	-	-	(20,958)	(20,958)
Balance - January 31, 2008	5,000,000	50	-	(20,958)	(20,908)
Sale of shares in public
offering at $0.10 per share	1,006,000	10	100,590	-	100,600
Net loss	-	-	-	(44,285)	(44,285)
Balance -January 31, 2009	6,006,000	60	100,590	(65,243)	35,407
Unaudited:
Net loss	-	-	-	(19,119)	(19,119)
Balance - October 31, 2009	6,006,000	$60	$100,590	$(84,362)	$16,288

See notes to financial statements.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)
	Nine Months Ended October 31, 2009	Nine Months Ended October 31, 2008	Period from November 7, 2007 (Date of Inception) to October 31, 2009

Cash Flows from Operating Activities
Net loss	$(19,119)	$(25,971)	$(84,362)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(1,906)	(4,475)	4,738
Net cash provided by (used for) operating activities	(21,025)	(30,446)	(74,999)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(4,625)
Net cash provided by (used for) investing activities	-	-	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	-	10,560	35,505
Proceeds from sales of common stock	-	100,600	100,650
Net cash provided by financing activities	-	111,160	136,155

Increase (decrease) in cash	(21,025)	80,714	56,531

Cash - beginning of period	77,556	10,037	-

Cash - end of period	$56,531	$90,751	$56,531

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements. F-4

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

1.	ORGANIZATION AND BUSINESS OPERATIONS

Dong Fang Minerals, Inc. (the “Company”) was incorporated in the State of Nevada on November 7, 2007. The Company is an Exploration Stage Company as defined by Accounting Standards Codification  (“ASC”) 915. The Company has acquired a mineral property located in the Province of British Columbia, Canada, and has not yet determined whether this property contains reserves that are economically recoverable.

2.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of October 31, 2009, for the three and nine months ended October 31, 2009 and 2008, and for the period November 7, 2007 (inception) to October 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of October 31, 2009 and the results of operations and cash flows for the periods ended October 31, 2009 and 2008.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended October 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2010. The balance sheet at January 31, 2009 has been derived from the audited financial statements at that date.

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

Pursuant to a mineral property purchase agreement dated November 17, 2007, the Company acquired a 100% undivided right, title and interest in the Dong Fang minerals claim, located 15 miles northwest of Penticton, British Columbia, Canada, for $4,625. The Tenure Number ID is 555886, which expires April 7, 2010. The property is in the name of Jian Hong Liu held by him in trust for the Company.

On November 17, 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $92,500. Due to lack of working capital, the Company has not completed this program.

At January 31, 2008, the Company provided a $4,625 reserve for impairment of the mining property acquisition costs.

4.	DUE TO RELATED PARTY

The $35,505 amount due to related party at October 31, 2009 and January 31, 2009 is due the former chief executive officer of the Company, is non-interest bearing, and is due on demand.

Dong Fang Minerals, Inc.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2009
(Unaudited)

5.	COMMON STOCK

In November 2007, the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

On September 30, 2008, the Company sold a total of 1,006,000 shares of Common Stock to 45 investors at $0.10 per share for total cash proceeds of $100,600 and closed its public offering.

At October 31, 2009, there are no outstanding stock options or warrants.
6.	INCOME TAXES

No provisions for income taxes have been recorded since the Company has incurred net losses since inception.

Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $28,683 at October 31, 2009 attributable to the future utilization of the net operating loss carryforward of $ 84,362 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The net operating loss carryforward expires $20,958 in year 2028, $44,285 in year 2029 and $19,119 in 2030.

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

8.	SUBSEQUENT EVENTS

On November 2, 2009, Jian Hong Liu resigned as Director and President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer of the Company.

On November 2, 2009, Lu Lu was appointed Director and President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer of the Company.

The Company has evaluated subsequent events through the filing date of this Form 10-Q and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

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

Ms. Lu will advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so.  Ms. Lu’s commitment to paying such costs is oral and not in writing.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

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

Milestones

The following are our milestones:

1.	Raise additional capital.

2.
Retain our consultant to manage the exploration of the property. Cost - $5,000 to $15,000. Time of retention 0-90 days. To carry out this milestone, we must hire a consultant. There are a number of mining consultants located in Vancouver, British Columbia that we intend to interview.

3.
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

4.
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

As of October 31, 2009, our total assets were $ 56,531 and our total liabilities were $ 40,243 for a working capital of $16,288.

On September 30, 2008, we issued 1,006,000 shares of our common stock pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $106,000 in the offering.

The Company currently has approximately $ 56,531 of cash on hand.

Recent accounting pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued a standard that established the FASB Accounting Standards Codification (ASC) and amended the hierarchy of generally accepted accounting principles (ASC) and amended the hierarchy of generally accepted accounting principles (GAAP) such that the ASC became the single source of authoritative nongovernmental U.S. GAAP. The ASC did not change current U.S. GAAP, but was intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All previously existing accounting standard documents were superseded and all other accounting literature not included in the ASC is considered non-authoritative. New accounting standards issued subsequent to June 30, 2009 are communicated by the FASB through Accounting Standards Updates (ASUs). The Company adopted the ASC on July 1, 2009. This standard did not have an impact on the Company’s results of operations or financial condition. However, throughout the notes to the financial statements references that were previously made to various former authoritative U.S. GAAP pronouncements have been changed to coincide with the appropriate section of the ASC.

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. The Company adopted the standard for business combinations and adjustments to an acquired entity’s deferred tax asset and liability balances and it had no immediate impact on the Company’s financial position or results of operations.

In April 2009, the FASB issued an accounting standard which provides guidance on (1) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly declined and (2) identifying transactions that are not orderly. The standard also amended certain disclosure provisions for fair value measurements and disclosures in ASC 820 to require, among other things, disclosures in interim periods of the inputs and valuation techniques used to measure fair value as well as disclosure of the hierarchy of the source of underlying fair value information on a disaggregated basis by specific major category of investment. For the Company, this standard was effective prospectively beginning July 1, 2009. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard which modifies the requirements for recognizing other-than-temporarily impaired debt securities and changes the existing impairment model for such securities. The standard also requires additional disclosures for both annual and interim periods with respect to both debt and equity securities. Under the standard, impairment of debt securities will be considered other-than-temporary if an entity (1) intends to sell the security, (2) more likely than not will be required to sell the security before recovering its cost, or (3) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). The standard further indicates that, depending on which of the above factor(s) causes the impairment to be considered other-than-temporary, (1) the entire shortfall of the security’s fair value versus its amortized cost basis or (2) only the credit loss portion would be recognized in earnings while the remaining shortfall (if any) would be recorded in other comprehensive income. The standard requires entities to initially apply its provisions to previously other-than-temporarily impaired debt securities existing as of the date of initial adoption by making a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The cumulative-effect adjustment potentially reclassifies the noncredit portion of a previously other-than-temporarily impaired debt security held as of the date of initial adoption from retained earnings to accumulated other comprehensive income. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In April 2009, the FASB issued an accounting standard regarding interim disclosures about fair value of financial instruments. The standard essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the standard requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The adoption of this standard did not have a material impact on the Company’s results of operations or financial condition.

In May 2009, the FASB issued a new accounting standard regarding subsequent events. This standard incorporates into authoritative accounting literature certain guidance that already existed within generally accepted auditing standards, with the requirements concerning recognition and disclosure of subsequent events remaining essentially unchanged. This guidance addresses events which occur after the balance sheet date but before the issuance of financial statements. Under the new standard, as under previous practice, an entity must record the effects of subsequent events that provide evidence about conditions that existed at the balance sheet date and must disclose but not record the effects of subsequent events which provide evidence about conditions that did not exist at the balance sheet date. This standard added an additional required disclosure relative to the date through which subsequent events have been evaluated and whether that is the date on which the financial statements were issued. For the Company, this standard was effective beginning July 1, 2009.

In June 2009, the FASB issued a new standard regarding the accounting for transfers of financial assets amending the existing guidance on transfers of financial assets to, among other things, eliminate the qualifying special-purpose entity concept, include a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, clarify and change the derecognition criteria for a transfer to be accounted for as a sale, and require significant additional disclosure. The standard is effective for new transfers of financial assets beginning January 1, 2010. The adoption of this standard is not expected to have a material impact on the Company’s results of operations or financial condition.

In June 2009, the FASB issued an accounting standard that revised the consolidation guidance for variable-interest entities. The modifications include the elimination of the exemption for qualifying special purpose entities, a new approach for determining who should consolidate a variable-interest entity, and changes to when it is necessary to reassess who should consolidate a variable-interest entity. The standard is effective January 1, 2010. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

    In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. The Company is currently evaluating the impact of this standard, but would not expect it to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU No. 2009-13, Multiple-Deliverable Revenue Arrangements—a consensus of the FASB Emerging Issues Task Force, that provides amendments to the criteria for separating consideration in multiple-deliverable arrangements. As a result of these amendments, multiple-deliverable revenue arrangements will be separated in more circumstances than under existing U.S. GAAP. The ASU does this by establishing a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific objective evidence nor third-party evidence is available. A vendor will be required to determine its best estimate of selling price in a manner that is consistent with that used to determine the price to sell the deliverable on a standalone basis. This ASU also eliminates the residual method of allocation and will require that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method, which allocates any discount in the overall arrangement proportionally to each deliverable based on its relative selling price. Expanded disclosures of qualitative and quantitative information regarding application of the multiple-deliverable revenue arrangement guidance are also required under the ASU. The ASU does not apply to arrangements for which industry specific allocation and measurement guidance exists, such as long-term construction contracts and software transactions.  The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s results of operations and financial condition.

In October 2009, the FASB issued ASU No. 2009-14, Certain Revenue Arrangements That Include Software Elements—a consensus of the FASB Emerging Issues Task Force, that reduces the types of transactions that fall within the current scope of software revenue recognition guidance. Existing software revenue recognition guidance requires that its provisions be applied to an entire arrangement when the sale of any products or services containing or utilizing software when the software is considered more than incidental to the product or service. As a result of the amendments included in ASU No. 2009-14, many tangible products and services that rely on software will be accounted for under the multiple-element arrangements revenue recognition guidance rather than under the software revenue recognition guidance. Under the ASU, the following components would be excluded from the scope of software revenue recognition guidance:  the tangible element of the product, software products bundled with tangible products where the software components and non-software components function together to deliver the product’s essential functionality, and undelivered components that relate to software that is essential to the tangible product’s functionality. The ASU also provides guidance on how to allocate transaction consideration when an arrangement contains both deliverables within the scope of software revenue guidance (software deliverables) and deliverables not within the scope of that guidance (non-software deliverables). The ASU is effective beginning January 1, 2011. The Company is currently evaluating the impact of this standard on the Company’s results of operations and financial condition.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

       Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal  Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

            On September 30 2008, we sold 1,006,000 shares of common stock at $0.10 per share for cash proceeds of $106,000. As of the date of this report, we spent the money raised from this offering as follows:

Transfer Agent and Filing Fees	$24,826
Auditor and Accounting Fees	11,179
Legal Fees	6,663
Total Expenses	$42,668

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 15th day of December, 2009.

DONG FANG MINERALS, INC.
(Registrant)

BY:	LU LU
Lu Lu
President, Principal Executive Officer, Treasurer, Secretary, Principal Financial Officer, Principal Accounting Officer, and sole member of the Board of Directors

EXHIBIT INDEX

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.