Form 10-K
period 2010-01-31
HELI ELECTRONICS CORP.
filed 2010-05-03
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED JANUARY 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSTION PERIOD FROM ________TO ________

Commission File Number   000-53692

HELI ELECTRONICS CORP.
(formerly, Dong Fang Minerals, Inc.)

Nevada
(State or other jurisdiction of incorporation or organization)

Room A606, Dacheng International Centre,
78 Dongsihuanzhonglu
Chaoyang District, Bejing, P.R. China
(Address of Principal Executive Offices, including zip code)

(86) 010-5962 5606
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act:	Securities registered pursuant to section 12(g) of the Act:
NONE	COMMON STOCK

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   YES [   ]   NO [X]

Indicate by check mark if the registrant is required to file reports pursuant to Section 13 or Section 15(d) of the Act:    YES [X]   NO [   ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES [X]   NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [   ]   NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [X]   NO [   ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2010: $12,012,000.

The registrant had 6,006,000 shares of common stock outstanding as of April 27, 2010.

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

We are were an exploration stage mining company.  An exploration stage corporation is one engaged in the search for mineral deposits or reserves which are not in either the development or production stage. We have no ore bodies.  On November 17, 2007, we acquired the right to conduct exploration activities on one claim located in the Province of British Columbia, Canada known as the Bathfield claim.

On November 12, 2009, the first phase of the exploration program as referenced to the writer’s report on the Property dated November 17, 2007 was completed in part. Samples were taken from four locations to determine the progressive sequence to the continuance of the fulfillment of the Phase I recommendations.The Phase I samples were taken from the granitic host rock of the quartz veins which are reported to contain significant mineral values. The purpose of the sampling program was to determine the potential for potential economic mineral values in the granitic host rock.  Based on the results of the Phase I exploration program dated November 12, 2009, there is no surficial indication that the granitic host rocks to the mineralized quartz veins are potential to hosting economic mineralization. Any additional exploration work on the Property is not recommended.

On April 8, 2010, the claim was forfeited due to nonpayment.

On March 18, 2010, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a British Virgin Island corporation to be formed in the future in consideration of 144,280,000 restricted shares of our common stock.  The BVI corporation will, prior thereto, have acquired all of Guangzhou Heli Information Technology Co., Ltd. a People’s Republic of China Corporation (“Heli”).  As part and parcel of the transaction, we will pay a stock dividend of 120 shares of common stock for each one share of common stock outstanding.  Further we will have changed our name to Heli Electronics Corp.  The letter of intent also contains other provisions all of which relate to the proposed change of control of Dong Fang Minerals, Inc.  The letter of intent is not binding upon any parties thereto and is subject to the execution of a definitive agreement.

On March 29, 2010, we merged our wholly owned subsidiary corporation, Heli Electronics Corp. into Dong Fang Minerals, Inc.  Dong Fang Minerals, Inc. is the surviving corporation.  Concurrently therewith we changed the name of the Company to Heli Electronics Corp.

On April 5, 2010, we split our authorized and issued shares of common stock on the basis of 120 for 1.  Immediately prior to the split, there were 100,000,000 shares of common stock authorized with 6,006,000 shares of common stock outstanding.  Immediately after the split, there were 12,000,000,000 shares of common stock authorized with 720,720,000 shares of common stock outstanding.  Par value remained at $0.00001 per share. The additional split shares have not been issued as of the date of this report.

Upon completion of the foregoing acquisition, we intend to engage in the business of wholesaling electronic products.  There is no assurance that the foregoing acquisition will be completed or that we will engage in the business of wholesaling electronic products. As of the date of this report, we have not entered into a definitive binding agreement to acquire Heli.

We have no revenues, have a loss since inception, have minimal operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

Employees and Employment Agreements

At present, we have no full-time employees. Our officers and directors are part-time employees and they will devote about 25% of their time or ten hours per week to our operation. Our officers and directors do not have employment agreements with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to our officers and directors. Our officers and directors will handle our administrative duties.  We intend to subcontract all work out to third parties.  As of today, we have not looked for or talked to any geologists or engineers who will perform work for us in the future.

ITEM 1A.        RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.        UNRESOLVED STAFF COMMENTS

We are smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item

ITEM 2.           PROPERTIES

We do not own any properties.

ITEM 3.           LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter, there were no matters submitted to a vote of our shareholders.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our shares are traded on the Bulletin Board operated by the Financial Industry Regulatory Authority under the symbol “DONG”. A summary of trading by quarter for 2010 and 2009 fiscal years is as follows:

Fiscal Year
2010	High Bid	Low Bid
Fourth Quarter: 11/1/09 to 1/31/10	$10.01	$2.00
Third Quarter: 08/1/09 to 10/31/09	$10.01	$2.00
Second Quarter: 05/1/09 to 7/31/09	$10.01	$2.00
First Quarter: 02/1/09 to 4/30/09	$10.01	$2.00

Fiscal Year
2009	High Bid	Low Bid
Fourth Quarter: 11/1/08 to 1/31/09	$2.00	$0.25
Third Quarter: 08/1/08 to 10/31/08	$0.00	$0.00
Second Quarter: 05/1/08 to 7/31/08	$0.00	$0.00
First Quarter: 02/1/08 to 4/30/08	$0.00	$0.00

Holders

On April 30,2010, we had approximately 52 shareholders of record of our common stock.

Dividend Policy

As of the date of this report, we have not paid any cash dividends to stockholders. The declaration of any future cash dividend will be at the discretion of our board of directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

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

Since completing our public offering we have used the proceeds as follows:

General and Administrative Costs – Transfer agent and filing fees	$11,860
Professional fees	$17,515
Total	$29,375

ITEM 6.           SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Plan of Operation

For all intents and purposes, we are a start-up company.  We discontinued mining operations on April 8, 2010 when the claim we had the right to explore, We are a start-up, exploration stage corporation and have not yet generated or realized any revenues from our business operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

Our officers and directors are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans. Our success or failure will be determined by what we find under the ground.

On March 18, 2010, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a British Virgin Island corporation to be formed in the future in consideration of 144,280,000 restricted shares of our common stock.  The BVI corporation will, prior thereto, have acquired all of Guangzhou Heli Information Technology Co., Ltd. a People’s Republic of China Corporation (“Heli”).  As part and parcel of the transaction, we will pay a stock dividend of 120 shares of common stock for each one share of common stock outstanding.  Further we will have changed our name to Heli Electronics Corp.  The letter of intent also contains other provisions all of which relate to the proposed change of control of Dong Fang Minerals, Inc.  The letter of intent is not binding upon any parties thereto and is subject to the execution of a definitive agreement.

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

Results of Operations

From Inception on November 7, 2007 to January 31, 2010

On November 2007, our former president and principal executive officer acquired one mineral property containing one Mineral Titles Online cell in British Columbia, Canada.

We have no revenues, have a loss since inception, have minimal operations, have been issued a going concern opinion and rely upon the sale of our securities and loans from our officers and directors to fund operations.

On April 8, 2010 we cease mining exploration.

On March 18, 2010, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a British Virgin Island corporation to be formed in the future in consideration of 144,280,000 restricted shares of our common stock.  The BVI corporation will, prior thereto, have acquired all of Guangzhou Heli Information Technology Co., Ltd. a People’s Republic of China Corporation (“Heli”).  As part and parcel of the transaction, we will pay a stock dividend of 120 shares of common stock for each one share of common stock outstanding.  Further we will have changed our name to Heli Electronics Corp.  The letter of intent also contains other provisions all of which relate to the proposed change of control of Dong Fang Minerals, Inc.  The letter of intent is not binding upon any parties thereto and is subject to the execution of a definitive agreement.

We currently do not own any properties or have the right to conduct exploration activities on any property.

On September 30, 2008, we issued 1,006,000 shares of our common stock pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $106,000 in the offering.

Since inception, we have used the proceeds from the private placement to fund our operations.

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

As of January 31, 2010, our total assets were $ 43,922 and our total liabilities were $ 41,190.

On September 30, 2008, we issued 1,006,000 shares of our common stock pursuant to a public offering. The offering was set at $0.10 per share and the Company raised $106,000 in the offering.

The Company currently has approximately $43,922 of cash on hand.

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

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Heli Electronics Corp.
(formerly Dong Fang Minerals, Inc.)

I have audited the accompanying balance sheets of Heli Electronics Corp. (formerly Dong Fang Minerals, Inc.) (the Company), an exploration stage company, as of January 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficiency), and cash flows for the year ended January 31, 2010 and 2009, and for the period November 7, 2007 (inception) to January 31, 2010. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Heli Electronics Corp., an exploration stage company, as of January 31, 2010 and 2009 and the results of its operations and its cash flows for the year ended January 31, 2010 and 2009, and for the period November 7, 2007 (inception) to January 31, 2010 in conformity with accounting principles generally accepted in the United States.

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

MICHAEL T. STUDER CPA P.C.
Michael T. Studer CPA P.C.

Freeport, New York
April 30, 2010

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	January 31,	January 31,
	2010	2009

ASSETS
Current Assets
Cash and cash equivalents	$43,922	$77,556
Total current assets	43,922	77,556
Mineral property acquisition costs, less reserve for
impairment of $4,625 and $4,625, respectively	-	-
Total Assets	$43,922	$77,556

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$5,685	$6,644
Due to related party	35,505	35,505
Total current liabilities	41,190	42,149

Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 12,000,000,000 shares,
issued and outstanding 6,006,000 and 6,006,000 shares, respectively	60	60
Additional paid-in capital	100,590	100,590
Deficit accumulated during the exploration stage	(97,918)	(65,243)
Total stockholders' equity	2,732	35,407
Total Liabilities and Stockholders' Equity	$43,922	$77,556

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)

			Period from
			November 7,
			2007 (Date of
	Year Ended	Year Ended	Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010

Revenue	$-	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	3,300	368	3,668
General and administrative	11,860	22,369	34,562
Professional fees	17,515	21,548	55,063
Impairment of mineral property acquisition costs	-	-	4,625
Total costs and expenses	32,675	44,285	97,918

Net Loss	$(32,675)	$(44,285)	$(97,918)

Net loss per share
Basic and diluted	$(0.01)	$(0.01)

Weighted Average Shares Outstanding
Basic and diluted	6,006,000	5,340,831

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity (Deficiency)
For the Period November 7, 2007 (Inception) to January 31, 2010
(Expressed in US Dollars)

				Deficit
				Accumulated	Total
	Common Stock, $0.00001			During the	Stockholders'
	par value		Additional	Exploration	Equity
	Shares	Amount	Paid-in Capital	Stage	(Deficiency)

Common stock issued
November 2007	5,000,000	$50	$-	$-	$50
Net loss	-	-	-	(20,958)	(20,958)
Balance - January 31, 2008	5,000,000	50	-	(20,958)	(20,908)
Sale of shares in public
offering at $0.10 per share	1,006,000	10	100,590	-	100,600
Net loss	-	-	-	(44,285)	(44,285)
Balance -January 31, 2009	6,006,000	$60	$100,590	$(65,243)	$35,407
Net loss	-	-	-	(32,675)	(32,675)
Balance -January 31, 2010	6,006,000	$60	$100,590	$(97,918)	$2,732

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)

			Period from
			November 7,
			2007 (Date of
	Year Ended	Year Ended	Inception) to
	January 31,	January 31,	January 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(32,675)	$(44,285)	$(97,918)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	(959)	644	5,685
Net cash provided by (used for) operating activities	(33,634)	(43,641)	(87,608)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(4,625)
Net cash provided by (used for) investing activities	-	-	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	-	10,560	35,505
Proceeds from sales of common stock	-	100,600	100,650
Net cash provided by financing activities	-	111,160	136,155

Increase (decrease) in cash	(33,634)	67,519	43,922

Cash - beginning of period	77,556	10,037	-

Cash - end of period	$43,922	$77,556	$43,922

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

Note 1        Organization and Business Operations

Heli Electronics Corp. (the “Company”) was incorporated in the State of Nevada on November 7, 2007 as Dong Fang Minerals, Inc. The Company is an Exploration Stage Company as defined by Accounting Standards Codification (“ASC”) Topic 915. On November 17, 2007, the Company acquired a mineral property claim located in the Province of British Columbia, Canada; on April 8, 2010, the claim was forfeited due to nonpayment.

Note 2        Summary of Significant Accounting Policies

Basis of Presentation
These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of January 31, 2010, the Company had working capital and stockholders’ equity of $2,732.  Further, since inception, the Company has incurred a net loss of $97,918.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

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

Basic and Diluted Net Loss per Share
The Company computes net income (loss) per share in accordance with ASC Topic 260, "Earnings per Share". ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive.

Stock-based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718, “Share Based Payment”.  To date, the Company has not adopted a stock option plan and has not granted any stock options.

Cash and Cash Equivalents
The Company considers all highly liquid instruments with a maturity of three months or less at the time of issuance to be cash equivalents.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

Note 3        Mineral Property

Pursuant to a mineral property purchase agreement dated November 17, 2007, the Company acquired a 100% undivided right, title and interest in the Dong Fang minerals claim, located 15 miles northwest of Penticton, British Columbia, Canada, for $4,625.  The Tenure Number ID is 555886, which expired April 8, 2010. The property was in the name of Liu Jian Hong held by him in trust for the Company.

On November 17, 2007, the Company received an evaluation report from a third party consulting firm recommending an exploration program with a total estimated cost of $92,500. Due to lack of working capital, the Company never completed this program.  At January 31, 2008, the Company provided a $4,625 reserve for impairment of the mining property acquisition costs.

On November 12, 2009, the first phase of the exploration program as referenced to the writer’s report on the Property dated November 17, 2007 has been completed in part. Samples were taken from four locations to determine the progressive sequence to the continuance of the fulfillment of the Phase I recommendations.

The Phase I samples were taken from the granitic host rock of the quartz veins which are reported to contain significant mineral values. The purpose of the sampling program was to determine the potential for potential economic mineral values in the granitic host rock.  Based on the results of the Phase I exploration program dated November 12, 2009, there is no surficial indication that the granitic host rocks to the mineralized quartz veins are potential to hosting economic mineralization. Any additional exploration work on the Property is not recommended.

Note 4        Due to Related Party

The $35,505 amount due to Jiang Hong Liu at January 31, 2010 is due the former chief executive officer of the Company (to November 2, 2009), is non-interest bearing, and is due on demand.

Note 5        Common Stock

In November 2007, the Company issued a total of 5,000,000 shares of common stock to two directors for total cash proceeds of $50.

On September 30, 2008, the Company sold a total of 1,006,000 shares of common stock to 45 investors at $0.10 per share for total cash proceeds of $100,600 and closed its public offering.

At January 31, 2010, there are no outstanding stock options or warrants.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2010

Note 6        Income Taxes

No provision for income taxes has been recorded since the Company has incurred a net loss since inception.  Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $33,292 attributable to the future utilization of the net operating loss carryforward of $97,918 as of January 31, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements.  The Company will continue to review this valuation allowance and make adjustments as appropriate. The $97,918 net operating loss carryforward expires $20,958 in 2028, $44,285 in 2029 and $32,675 in 2010.

Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

Note 7        Subsequent Events

On March 18, 2010, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a British Virgin Island corporation to be formed in the future in consideration of 144,280,000 (after a 120 for 1 forward stock split) restricted shares of our common stock.  The BVI corporation will, prior thereto, have acquired all of Guangzhou Heli Information Technology Co., Ltd., a People’s Republic of China corporation (“Heli”). Further, the Company’s chief executive officer and former chief executive officer are to cancel a total of 600,000,000 (after a 120 for 1 forward stock split) shares of Company common stock prior to closing. The letter of intent is not binding upon any parties thereto and is subject to the execution of a definitive agreement.

On March 29, 2010, Heli Electronics Corp., formerly known as Dong Fang Minerals, Inc. (the “Company”), filed Articles of Merger with the Nevada Secretary of State to effect a merger with its wholly owned subsidiary, Heli Electronics Corp. and assume the subsidiary’s name.  The subsidiary was incorporated entirely for the purpose of effecting this name change and the merger did not affect the Company’s Articles of Incorporation or corporate structure in any other way.

On April 5, 2010, we increased our authorized shares of common stock from 100,000,000 to 12,000,000,000 shares and authorized a 120 for 1 forward stock split to increase our issued and outstanding shares from 6,006,000 to 720,720,000 shares. Delivery of the additional shares will occur coincident with approval of an effective date by the OTC Bulletin Board.

On April 8, 2010, the Dong Fang minerals claim (see Note 3) was forfeited.

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no additional subsequent events to recognize or disclose in these financial statements.

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON    ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Form 10-K. Our financial statements for the period from inception to January 31, 2010, included in this report have been audited by Michael T. Studer CPA, P.C., as set forth in this annual report.

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

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on our assessment, we believe that, as of January 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

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

ITEM 9B.        OTHER INFORMATION.

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Officers and Directors

Each of our directors serves until her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until her successor is duly elected and qualified, or until she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, address, age and position of our present officer and director is set forth below:

Name and Address	Age	Position(s)
Lu Lu	28	President, Principal Executive Officer,
No. 714, Unit 4, Bldg. 3		Treasurer, Principal Financial Officer and
Zhongshan Yuan		Principal Accounting Officer, Secretary and
No. 3128, Nanshan Rd.		a member of the Board of Directors
Nanshan District
Shenzhen City
Peoples Republic of China

The person named above has held her office/position as Secretary and Director, since inception of our company and is expected to hold her office/position until the next annual meeting of our stockholders.

Background of Officers and Directors

Since November 7, 2007, our inception, Lu Lu has been our secretary and a member of the board of directors. On November 2, 2009 Lu Lu was appointed Director and President, Principal Executive Officer, Treasurer, Principal Financial Officer, and Principal Accounting Officer of the Company.  Since September 2004, Ms. Lu Lu has been accountant of Yantai Fengye Beverage Group Ltd., a beverage manufacture and sales company, located in Yantai, P.R. China. From September 1999 to August 2004, Ms. Lu Lu was a student in Accounting Department of Changchun University, P.R. China.

None of the companies referred to above are parents, subsidiary corporations or other affiliates of Eastern World Solutions Inc.

Involvement in Certain Legal Proceedings

Other than as described in this section, to our knowledge, during the past ten years, no present or former director or executive officer of our company:

1.           A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.           Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.           The subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities;

i)           Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator,  floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii)           Engaging in any type of business practice; or

iii)          Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.           The subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity;

5.           Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.           Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.           Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i)           Any Federal or State securities or commodities law or regulation; or

ii)           Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or

iii)           Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.           Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Audit Committee and Charter

We have a separately-designated audit committee of the board.  Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

Audit Committee Financial Expert

None of our directors or officers have the qualifications or experience to be considered a financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our limited operations, we believe the services of a financial expert are not warranted.

Code of Ethics

We have adopted a corporate code of ethics. We believe our code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Disclosure Committee and Charter

We have a disclosure committee and disclosure committee charter. Our disclosure committee is comprised of all of our officers and directors. The purpose of the committee is to provide assistance to the Chief Executive Officer and the Chief Financial Officer in fulfilling their responsibilities regarding the identification and disclosure of material information about us and the accuracy, completeness and timeliness of our financial reports.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors, and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common shares and other equity securities, on Forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish us with copies of all Section 16(a) reports they file.  Based on our review of the copies of such forms received by us, or written representations that no other reports were required, and to the best of our knowledge, we believe that all of our officers, directors, and owners of 10% or more of our common stock failed to file Form 3s, 4s and 5s.

ITEM 11.         EXECUTIVE COMPENSATION.

The following table sets forth the compensation paid by us from inception on November 7, 2007 through January 31, 2010, for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.  The compensation discussed addresses all compensation awarded to, earned by, or paid or named executive officers.

Summary Compensation Table
						Non-
						Equity	Nonqualified
Name						Incentive	Deferred	All
And				Stock	Option	Plan	Compensation	Other
Principal		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Lu Lu	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

Jian Hong Liu	2010	0	0	0	0	0	0	0	0
President	2009	0	0	0	0	0	0	0	0
(Resigned	2008	0	0	0	0	0	0	0	0
11/2/09)

The following table sets forth all compensation paid to our board of directors during our last fiscal year ending January 31, 2010.

Director Compensation Table
	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)	(US$)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lu Lu	0	0	0	0	0	0	0

Jian Hong Liu	0	0	0	0	0	0	0
(Resigned 11/02/09)

Our directors do not receive any compensation for serving as members of the board of directors.

As of the date hereof, we have not entered into an employment contract with our officers and do not intend to enter into any employment contracts until such time as it profitable to do so.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest.  We may advance expenses incurred in defending a proceeding.  To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

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
No. 714, Unit 4, Bldg. 3
Zhongshan Yuan
No. 3128, Nanshan Rd.
Nanshan District
Shenzhen City
Peoples Republic of China

All Officers and Directors	2,500,000	41.63%
as a Group (1 person)

Jian Hong Liu	2,500,000	41.63%
(Resigned 11/2/09)
#1006, Bldg. A
Room A606 Dacheng International Centre, 78 Dongsihuanzhonglu,
Chaoyang District, Beijing Peoples Republic of China

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2007, we issued 2,500,000 shares of restricted common stock to Jian Hong Liu, our former president in consideration of $25.00 and 2,500,000 shares of restricted common stock to Lu Lu, our secretary in consideration of $25.00.  This was accounted for as an acquisition of shares of common stock in the amount of $50.

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

Jian Hong Liu, our former president, has advanced $35,505 for our operations since inception.  The advances are not evidenced by any written documentation.  Mr. Liu has agreed to accept repayment when we have sufficient funds to do so.  The advances by Mr. Liu are interest free.

We use approximately 15 square feet of office space at Ms. Lu’s home for our office on a rent free basis.

Ms. Lu is our only promoter.   They have not received and will not receive anything of value from us, directly or indirectly in their capacity as promoters.

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

2009	$10,102	Michael T. Studer CPA P.C.
2008	$10,500	Michael T. Studer CPA P.C.

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

(4) All Other Fees

The aggregate fees billed in each of the last tow fiscal yeas for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009	$0	Michael T. Studer CPA P.C.
2008	$0	Michael T. Studer CPA P.C.

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

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	4/06/10	2.1

3.1	Articles of Incorporation.	S-1	4/11/08	3.1

3.2	Bylaws.	S-1	4/11/08	3.2

3.3	Nevada Form 209.	8-K	4/06/10	3.1

4.1	Specimen Stock Certificate.	S-1	4/11/08	4.1

10.1	Letter of Intent.	8-K	4/06/10	10.1

14.1	Code of Ethics.	10-K	4/30/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter.	10-K	4-30-09	99.2

99.3	Disclosure Committee Charter.	10-K	4-30-09	99.3

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of April 2010.

HELI ELECTRONICS CORP.

BY:	LU LU
Lu Lu
President, Principal Executive Officer,
Treasurer, Principal Financial Officer and
Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

LU LU	President, Chief Executive Officer, Treasurer,	April 30, 2010
Lu Lu	Secretary, Chief Financial Officer, Principal Accounting Officer and a member of the Board of Directors

EXHIBIT INDEX

		Incorporated by reference
Exhibit					Filed
Number	Document Description	Form	Date	Number	herewith

2.1	Articles of Merger.	8-K	4/06/10	2.1

3.1	Articles of Incorporation.	S-1	4/11/08	3.1

3.2	Bylaws.	S-1	4/11/08	3.2

3.3	Nevada Form 209.	8-K	4/06/10	3.1

4.1	Specimen Stock Certificate.	S-1	4/11/08	4.1

10.1	Letter of Intent.	8-K	4/06/10	10.1

14.1	Code of Ethics.	10-K	4/30/09	14.1

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer and Chief Financial Officer.				X

99.2	Audit Committee Charter.	10-K	4-30-09	99.2

99.3	Disclosure Committee Charter.	10-K	4-30-09	99.3