Form 10-Q
period 2010-04-30
HELI ELECTRONICS CORP.
filed 2010-05-28
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 000-53692

HELI ELECTRONICS CORP.
(Formerly Dong Fang Minerals, Inc.)
(Exact name of registrant as specified in its charter)

NEVADA
(State or other jurisdiction of incorporation or organization)

Room A606, Dacheng International Centre,
78 Dongsihuanzhonglu
Chaoyang District, Beijing, P.R. China
(Address of principal executive offices, including zip code.)

(86) 010-5962 5606
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days.   YES [X]     NO [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   YES [  ]     NO [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[ ]	Smaller Reporting Company	[X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES [X]     NO [  ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicated the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  720,720,000 as of  May 28, 2010.

PART I – FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Balance Sheets
(Expressed in US Dollars)

	April 30,	January 31,
	2010	2010
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$30,362	$43,922
Total current assets	30,362	43,922
Mineral property acquisition costs, less reserve for
impairment of $4,625 and $4,625, respectively	-	-
Total Assets	$30,362	$43,922

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued liabilities	$19,062	$5,685
Due to related party	35,505	35,505
Total current liabilities	54,567	41,190

Stockholders' Equity
Preferred Stock, $0.00001 par value;
authorized 100,000,000 shares, none issued and outstanding	-	-
Common Stock, $0.00001 par value;
authorized 12,000,000,000 shares,
issued and outstanding 720,720,000 and 720,720,000 shares, respectively,	9,207	9,207
Additional paid-in capital	93,443	93,443
Deficit accumulated during the exploration stage	(124,855)	(97,918)
Total stockholders' equity	(22,205)	4,732
Total Liabilities and Stockholders' Equity	$32,362	$45,922

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Statements of Operations
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended April 30, 2010	Three Months Ended April 30, 2009	Period from November 7, 2007 (Date of Inception) to April 30, 2010

Revenue	$-	$-	$-

Costs and expenses
Mineral property exploration and carrying costs	-	-	3,668
General and administrative	460	295	35,022
Professional fees	26,477	5,789	81,540
Impairment of mineral property acquisition costs	-	-	4,625
Total costs and expenses	26,937	6,084	124,855
Net Loss	$(26,937)	$(6,084)	$(124,855)

Net loss per share
Basic and diluted	$(0.00)	$(0.00)

Weighted Average Shares Outstanding
Basic and diluted	720,720,000	720,720,000

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Statements of Stockholders' Equity
For the Period November 7, 2007 (Inception) to April 30, 2010
(Expressed in US Dollars)

	Common Stock, $0.00001 par value		Additional Paid-in	Deficit Accumulated During the Exploration	Total Stockholders' Equity
	Shares	Amount	Capital	Stage	(Deficiency)
Common stock issued
November 2007	600,000,000	$6,000	$(5,950)	$-	$50
Net loss	-	-	-	(20,958)	(20,958)
Balance - January 31, 2008	600,000,000	6,000	(5,950)	(20,958)	(20,908)
Sale of shares in public
offering at $0.000833 per share	120,720,000	1,207	99,393	-	100,600
Net loss	-	-	-	(44,285)	(44,285)
Balance -January 31, 2009	720,720,000	7,207	93,443	(65,243)	35,407
Net loss				(32,675)	(32,675)
Balance -January 31, 2010	720,720,000	7,207	93,443	(97,918)	2,732
Unaudited:
Net loss	-	-	-	(26,937)	(26,937)
Balance - April 30, 2010	720,720,000	$7,207	$93,443	$(124,855)	$(24,205)

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
(Expressed in US Dollars)
(Unaudited)

	Three Months Ended April 30, 2010	Three Months Ended April 30,2009	Period from November 7, 2007 (Date of Inception) to April 30, 2010

Cash Flows from Operating Activities
Net loss	$(26,937)	$(6,084)	$(124,855)
Adjustments to reconcile net loss
to net cash provided by (used for) operating activities
Impairment of mineral property acquisition costs	-	-	4,625
Change in operating assets and liabilities:
Accounts payable and accrued liabilities	13,377	4,480	19,062
Net cash provided by (used for) operating activities	(13,560)	(1,604)	(101,168)

Cash Flows from Investing Activities
Acquisition of mineral property	-	-	(4,625)
Net cash provided by (used for) investing activities	-	-	(4,625)

Cash Flows from Financing Activities
Increase (decrease) in due to related party	-	-	35,505
Proceeds from sales of common stock	-	-	100,650
Net cash provided by financing activities	-	-	136,155

Increase (decrease) in cash	(13,560)	(1,604)	30,362

Cash - beginning of period	43,922	77,556	-

Cash - end of period	$30,362	$75,952	$30,362

Supplemental disclosures of cash flow information:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See notes to financial statements.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

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

On April 5, 2010, we increased our authorized shares of common stock from 100,000,000 to 12,000,000,000 shares and authorized a 120 for 1 forward stock split to increase our issued and outstanding shares from 6,006,000 to 720,720,000 shares. Effective May 13, 2010, the stock split occurred. Share information and per share amounts in the accompanying financial statements have been retroactively adjusted to reflect this stock split.

Note 2  Summary of Significant Accounting Policies

Basis of Presentation

These financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.  However, as of April 30, 2010, the Company had negative working capital and a stockholders’ deficiency of $24,205. Further, since inception, the Company has incurred a net loss of $124,855.  These factors create substantial doubt as to the Company’s ability to continue as a going concern.  The Company plans to improve its financial condition by obtaining new financing.  However, there is no assurance that the Company will be successful in accomplishing this objective.  The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Interim Financial Statements

The unaudited financial statements as of April 30, 2010, for the three months ended April 30, 2010 and 2009, and for the period November 7, 2007 (inception) to April 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of April 30, 2010 and the results of operations and cash flows for the periods ended April 30, 2010 and 2009.  The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months period ended April 30, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending January 31, 2011. The balance sheet at January 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended January 31, 2010 as included in our report on Form 10-K filed May 3, 2010.

Mineral Property Costs

The Company has been in the exploration stage since its incorporation and inception on November 7, 2007 and has not yet realized any revenues from its planned operations. Mineral property acquisition costs are capitalized and are charged to operations as the value is impaired.  Exploration costs are expensed until proven and probable reserves are established.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs are amortized using the units-of-production method over the estimated life of the probable reserves.

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
April 30, 2010
(Unaudited)

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

Basic and Diluted Net Loss per Share

The Company computes net income (loss) per share in accordance with ASC Topic 260, "Earnings per Share". ASC Topic 260 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period. Diluted EPS excludes potentially dilutive shares if their effect is anti-dilutive.

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
April 30, 2010
(Unaudited)

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

On November 12, 2009, the first phase of the exploration program described in the report dated November 17, 2007 was completed in part. Samples were taken from four locations to determine the progressive sequence to the continuance of the fulfillment of the Phase I recommendations.

The Phase I samples were taken from the granitic host rock of the quartz veins which were reported to contain significant mineral values. The purpose of the sampling program was to determine the potential for potential economic mineral values in the granitic host rock.  Based on the results of the Phase I exploration program, the consulting firm advised the Company on November 12, 2009 that  there was no surficial indication that the granitic host rocks to the mineralized quartz veins have potential to hosting economic mineralization and that any additional exploration work on the Property was not recommended.

Note 4  Due to Related Party

The $35,505 amount due to Jiang Hong Liu at April 30, 2010 is due the former chief executive officer of the Company (to November 2, 2009), is non-interest bearing, and is due on demand.

Note 5  Common Stock

In November 2007, the Company issued a total of 600,000,000 shares of common stock to two directors for total cash proceeds of $50.

On September 30, 2008, the Company sold a total of 120,720,000 shares of common stock to 45 investors at $0.000833 per share for total cash proceeds of $100,600 and closed its public offering.

At April 30, 2010, there are no outstanding stock options or warrants.

Heli Electronics Corp.
(Formerly Dong Fang Minerals, Inc.)
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2010
(Unaudited)

Note 6  Income Taxes

No provisions for income taxes have been recorded since the Company has incurred net losses since inception. Based on management’s present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset of $42,451 attributable to the future utilization of the net operating loss carryforward of $124,855 as of April 30, 2010 will be realized. Accordingly, the Company has maintained its 100% allowance against the deferred tax asset in the financial statements. The Company will continue to review this valuation allowance and make adjustments as appropriate. The $124,855 net operating loss carryforward expires $20,958 in 2028, $44,285 in 2029, $32,675 in 2030 and $26,937 in 2031.

Current United States income tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs.  Therefore, the amount available to offset future taxable income may be limited.

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

Plan of Operation

For all intents and purposes, we are a start-up company.  We discontinued mining operations on April 8, 2010 when the claim we had the right to explore was forfeited due to nonpayment.   We have not generated or realized any revenues from our business operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills.

Our officer and sole director are unwilling to make any commitment to loan us any money at this time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and can't raise it, we will either have to suspend activities until we do raise the cash, or cease activities entirely. Other than as described in this paragraph, we have no other financing plans. Our success or failure will be determined by what we find under the ground.

On March 18, 2010, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a British Virgin Island (“BVI”) corporation to be formed in the future in consideration of 144,280,000 restricted shares of our common stock. The BVI corporation is to, prior thereto, acquire Guangzhou Heli Information Technology Co., Ltd., a People’s Republic of China corporation (“Heli”).   The letter of intent also contains other provisions relating to the cancellation of common shares held by Company related parties and the proposed change of control of the Company. The letter of intent is not binding upon any parties thereto and is subject to the execution of a definitive agreement.  As of the date of this report, we have not executed a definitive agreement and there is no assurance we will do so in the future.

Ms. Lu has agreed to advance funds to pay the costs of filing reports with the SEC in the event the Company does not have the funds to do so.  Ms. Lu’s commitment to paying such costs is oral and not in writing.   At the present time, we have not made any arrangements to raise additional cash.  If we need additional cash and can’t raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely. Other than as described in this paragraph, we have no other financing plans.

Results of Operations

From Inception on November 7, 2007 to April 30, 2010

In November 2007, the Company acquired one mineral claim in British Columbia, Canada (which was forfeited in April 2010).

We have no revenues, have had losses since inception, and rely upon the sale of our securities and loans from our officers and directors to fund operations.

On September 30, 2008, we issued 120,720,000 shares of our common stock pursuant to a public offering. The offering was set at $0.000833 per share and the Company raised $100,600 in the offering.

Since inception, we have used the proceeds from the public offering and loans from related party to fund our operations.

On March 18, 2010, we entered into a non-binding letter of intent to acquire all of the issued and outstanding shares of a British Virgin Island (“BVI”) corporation to be formed in the future in consideration of 144,280,000 restricted shares of our common stock.  The BVI corporation is to, prior thereto, acquire Guangzhou Heli Information Technology Co., Ltd., a People’s Republic of China Corporation (“Heli”). The letter of intent also contains other provisions relating to the cancellation of common shares held by Company related parties and the proposed change of control of the Company. The letter of intent is not binding upon any parties thereto and is subject to the execution of a definitive agreement.

We currently do not own any properties or have the right to conduct exploration activities on any property.

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance.  We are an exploration stage corporation and have not generated any revenues from operations.  We cannot guarantee we will be successful in our business operations.  Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources.

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

On April 5, 2010, we split our shares of common stock on the basis of 120 for 1.  All of the figures in this report reflect this stock split.

On September 30, 2008, we issued 120,720,000 shares of our common stock pursuant to a public offering. The offering was set at $0.000833 per share and the Company raised $100,600 in the offering.

In November 2007, we issued 600,000,000 shares of common stock pursuant to the exemption from registration continued in Section S of the Securities Act of 1933.  The purchase price of the shares was $50. This was accounted for as an acquisition of shares. Through April 30, 2010, Jian Hong Liu, our former chief executive officer, loaned us a total of $35,505 to help finance operations. The amount owed to Mr. Liu is non-interest bearing, unsecured and due on demand. Further the agreement with Mr. Liu is oral and there is no written document evidencing the agreement.

As of April 30, 2010, our total assets were $30,362 and our total liabilities were $ 54,567.

The Company currently has approximately $30,362 of cash on hand.

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

In December 2007, the FASB issued and, in April 2009, amended a new business combinations standard codified within ASC 805, which changed the accounting for business acquisitions. Accounting for business combinations under this standard requires the acquiring entity in a business combination to recognize all (and only) the assets acquired and liabilities assumed in the transaction and establishes the acquisition-date fair value as the measurement objective for all assets acquired and liabilities assumed in a business combination. Certain provisions of this standard impact the determination of acquisition-date fair value of consideration paid in a business combination (including contingent consideration); exclude transaction costs from acquisition accounting; and change accounting practices for acquisition-related restructuring costs, in-process research and development, indemnification assets, and tax benefits. Through April 30, 2010, this standard has had no impact on the Company’s financial position or results of operations.

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

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, a entity may use, the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value. This ASU is effective October 1, 2009. This standard has not had a material impact on the Company’s results of operations or financial condition.

In September 2009, the FASB issued ASU No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), that amends ASC 820 to provide guidance on measuring the fair value of certain alternative investments such as hedge funds, private equity funds and venture capital funds. The ASU indicates that, under certain circumstance, the fair value of such investments may be determined using net asset value (NAV) as a practical expedient, unless it is probable the investment will be sold at something other than NAV. In those situations, the practical expedient cannot be used and disclosure of the remaining actions necessary to complete the sale is required. The ASU also requires additional disclosures of the attributes of all investments within the scope of the new guidance, regardless of whether an entity used the practical expedient to measure the fair value of any of its investments. This ASU is effective October 1, 2009. This standard has not had a material impact on the Company’s results of operations or financial condition.

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

On May 20, 2008, the Securities and Exchange Commission declared our Form S-1 Registration Statement effective (File number 333-150192) permitting us to offer up to 240,000,000 shares of common stock at $0.000833 per share.  There was no underwriter involved in our public offering.

On September 30, 2008, we sold a total of 120,720,000 shares of common stock and received cash proceeds of $100,600.

Since then we have spent the proceeds as follows:

Transfer Agent and Filing Fees	$12,320

Professional Fees	$43,992

Total Expenses	$56,312

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit No.	Document Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of May, 2010

HELI ELECTRONICS CORP.
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