Form 10-Q
period 2010-06-30
HELI ELECTRONICS CORP.
filed 2010-08-13
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________ to _______________

Commission File Number 000-53692

HELI ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 50 Fengxiang South Road, Jinaggao Town, Baiyun District, Guangzhou, P.R. China
(Address of principal executive offices) (Zip Code)

(86) 020-36356228
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] YES [ ] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act
[ ] YES [ X ] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[ ] YES [ ] NO

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 266,000,000 common shares issued and outstanding as of August 10, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Heli Electronics Corp.
Consolidated Balance Sheets

	June 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$682,054	$270,775
Accounts receivable, net	11,916,057	3,335,423
VAT receivable	277,477	-
Inventories, net	3,649,152	1,084,061
Advance to suppliers	734,926	183,661
Total current assets	17,259,666	4,873,920
Property and equipment, net	20,677	15,338
Total Assets	$17,280,343	$4,889,258

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$8,372,331	$1,782,663
Accrued liabilities	133,682	62,868
Income tax payable	-	742,959
Total current liabilities	8,506,013	2,588,490
Due to related parties	2,963,559	-
Total Liabilities	11,469,572	2,588,490

Shareholders' Equity
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 shares outstanding at June 30, 2010 and December 31, 2009, respectively	-	-
Common Stock $0.0001 par value, 12,000,000,000 shares authorized, 266,000,000 shares issued and outstanding at June 30, 2010 and 144,280,000 shares issued and outstanding at December 31, 2009, respectively	2,660	1,443
Additional paid-in capital	47,340	70,632
Accumulated other comprehensive income (loss)	18,662	(4,129)
Statutory reserve fund	223,421	223,421
Retained earnings	5,518,688	2,009,401
Total shareholders' equity	5,810,771	2,300,768
Total Liabilities and Shareholders' Equity	$17,280,343	$4,889,258

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp.
Consolidated Statements of Operations and Comprehensive Income

	Three Months ended		Six Months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$24,852,753	$7,617,186	$43,693,579	$14,023,300
Cost of Goods Sold	(21,756,454)	(6,618,793)	(38,229,970)	(12,246,822)
Gross Profit	3,096,299	998,393	5,463,609	1,776,478

General and administrative
Selling Expenses	219,175	82,405	403,751	152,920
General and administrative	227,614	103,319	373,417	211,435
Depreciation	1,126	631	2,036	988
Total operating expenses	447,915	186,355	779,204	365,343

Income before income taxes	2,648,384	812,038	4,684,405	1,411,135
Income taxes	(664,872)	(203,010)	(1,175,118)	(355,037)

Net income	$1,983,512	$609,028	$3,509,287	$1,056,098

Other Comprehensive Income
Foreign currency translation adjustment	11,222	(3,617)	22,791	(3,275)
Comprehensive Income	$1,994,734	$605,411	$3,532,078	$1,052,823

Earnings per share - basic and diluted	$0.01	$0.00	$0.02	$0.01

Weighed-average shares outstanding - basic and diluted	187,082,637	144,280,000	165,799,558	144,280,000

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp.
Consolidated Statements of Changes in Shareholders' Equity
For the six months ended June 30, 2010

					Accumulated
	Common Stock		Additional	Statutory	Other	Retained	Total
			Paid-in	Reserve	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Capital	Fund	Income	(Unrestricted)	Equity

Balances, December 31, 2009	144,280,000	1,443	70,632	223,421	(4,129)	2,009,401	2,300,768
Retain of 121,720,000 shares by original Dong Fang shareholders	121,720,000	1,217	(23,292)	-	-	-	(22,075)
Foreign currency translation adjustment			-	-	22,791	-	22,791
Net income for the three months ended June 30, 2010 (unaudited)			-	-	-	3,509,287	3,509,287
Balance at June 30, 2010 (Unaudited)	266,000,000	$2,660	$47,340	$223,421	$18,662	$5,518,688	$5,810,771

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp.
Consolidated Statements of Cash Flows

	Three Months ended
	June 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income	$3,509,287	$1,056,098
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	2,036	988
Changes in operating assets and liabilities:
Accounts receivable, net	(8,566,723)	(3,326,028)
VAT Receivable	(277,477)	47,407
Advance to suppliers	(550,499)	-
Inventories, net	(2,560,570)	(802,614)
Accounts payable and accrued liabilities	6,652,785	4,768,870
Customer deposit	-	(125,395)
Corporate tax payable	(746,058)	353,898
Net cash provided by (used in) operating activities	(2,537,219)	1,973,224

Cash Flows From Investing Activities
Purchase of equipment	(7,284)	(11,491)
Net cash used in investing activities	(7,284)	(11,491)

Cash Flows From Financing Activities
Net proceeds of share issuance	(22,075)
Due to related parties	2,963,559
Net cash provided by financing activities	2,941,484	-

Effect of exchange rate changes on cash	14,298	(3,269)
Net increase in cash and cash equivalents	411,279	1,958,464
Cash and cash equivalents, beginning of period	270,775	60,753

Cash and cash equivalents, end of period	$682,054	$2,019,217

Supplemental disclosure information:
Income taxes paid	$1,486,670	$-
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp.
Notes to Financial Statements and disclosures
For six months ended June 30, 2010

NOTE 1. ORGANIZATION AND BUSINESS OPERATION

On June 14, 2010, the Heli and Heli BVI entered into a Share Exchange Agreement whereby, Heli agreed to acquire all of the share capital in Heli BVI in exchange for 144,280,000 shares of Heli’s common stock. The transaction was accounted for as a reverse merger and recapitalization whereby the Heli BVI was considered the accounting acquirer.

Prior to the consummation of the share exchange and the issuances and cancellations contemplated therein, Heli Electronics had 720,720,000 shares common stock issued and outstanding following a 120 for 1 forward split. Upon the closing of the transactions contemplated by the Share Exchange Agreement Heli Electronics issued 144,280,000 shares of common stock to the Heli Shareholders and cancelled an aggregate of 599,000,000 shares of common stock held by its former director and officers. Upon completion, Heli Electronics had 266,000,000 shares of common stock issued and outstanding. Of the 266,000,000 shares issued and outstanding as of the closing of the share exchange, 121,720,000 were held by the former shareholders of Heli Electronics, 144,280,000 shares were held by the equity owners of Heli Guangzhou. Upon closing, liabilities of Heli Electronics assumed by the Company were less than $10,000.

The Company became a wholly owned subsidiary of Heli Electronics upon the closing of the share exchange on June 15, 2010.

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 a. Basis of presentation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Company as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 8K. The unaudited condensed consolidated financial statements for the three- and six-month periods ended June 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three- and six-month periods ended June 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

b. Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Heli Guangzhou and Xinde. All significant inter-company transactions and balance have been eliminated upon consolidation.

Heli Electronics Corp.
Notes to Financial Statements and disclosures
For six months ended June 30, 2010

 c. Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting year. Because of the use of estimates inherent in the financial reporting process, actual results could differ from those estimates.

d. Foreign currency translation

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	7.8000	7.8000
Six months ended June 30, 2009	7.8000	7.8000
Six months ended June 30, 2010	7.8000	7.8000

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	6.8540	6.9372
Six months ended June 30, 2009	6.8446	6.8227
Six months ended June 30, 2010	6.8087	6.8171

e. Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3. INVENTORY

Inventory includes finished goods purchased from third party suppliers. Inventory consists of the following:

	June 30,	December31
	2010	2009
DVD	$57,955	$47,654
Stereo	3,591,197	1,036,407
Inventory, net	$3,649,152	$1,084,061

NOTE 4. INCOME TAX

Heli Information Tech. (Guangzhou) Co., Ltd. was established in Guangzhou, PRC and was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Heli Information Tech. (Guangzhou) Go., Ltd. is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2010 and 2009. As of June 30, 2010 and December 31, 2009, the Company had tax payable of $0 and $742,959, respectively.

Heli Electronics Corp.
Notes to Financial Statements and disclosures
For six months ended June 30, 2010

The provision for taxes on earnings consisted of:

	Six months ended June 30,
	2010	2009
Current income taxes expenses:
PRC Enterprises Income Taxes:	$1,175,118	$355,037
United States Federal Income Taxes	-	-
Total	$1,175,118	$355,037

A reconciliation between the income tax computed at the U.S. statutory rate and the Company’s provision for income tax is as follows:

	Six Months ended June 30,
	2010	2009
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	25%	25%
Permanent differences related to other expenses	0%	0%
Provision for income tax	25%	25%

Accounting for Uncertainty in Income Taxes

The Company accounts for uncertainty in income taxes in accordance with applicable accounting standards, which prescribe a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These accounting standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Based on the Company’s evaluation, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements.

The Company may from time to time be assessed interest or penalties by major tax jurisdictions. In the event it receives an assessment for interest and/or penalties, it will be classified in the financial statements as tax expense.

NOTE 5. RELATED PARTY BALANCE AND TRANSCATION

On 9th May of 2010, Mr. Qiu, Xin, President, Chief Executive Officer and Director of the Company loaned approximately $2.9 million to the Company. This loan is non-interest bearing and has no maturity date.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including "could", "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this report.

Results of Operations – Three months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three month period ended June 30, 2010 which are included herein.

Our operating results for the three months ended June 30, 2010, for the three months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended June 30, 2010 $	Three months Ended June 30, 2009 $	Change Between Three Month Period Ended June 30, 2010 and June 30, 2009 $
Revenue	24,852,753	7,617,186	17,235,567
Cost of Goods Sold	21,756,454	6,618,793	15,137,661
Selling expenses	219,175	82,405	136,770
General and administrative	227,614	103,319	124,295
Depreciation	1,126	631	495
Net income for the period	1,983,512	609,028	1,374,484

Revenues

We had revenues of $24,852,753 during the three months ended June 30, 2010 as compared to revenues of $7,617,186 during the three months ended June 30, 2009. The increase is a result of higher market demand for existing customers and the development of ten new customers during the period.

Cost of Sales

Our cost of sales for the three months ended June 30, 2010 were $21,756,454 compared to $6,618,793 for the three months ended June 30, 2009. The increase in our cost of sales is mainly due to the increase in sales and our gross margin was relatively consistent with the prior year.

Selling Expenses

We had selling expenses of $219,175 during the three months ended June 30, 2010 as compared to selling expenses of $82,405 during the three months ended June 30, 2009. The increase is mainly due to an expansion of sales personnel, an increase in transportation expenses and quarterly bonuses.

General and Administrative

We had general and administrative expenses of $227,614 during the three months ended June 30, 2010 compared to general and administrative expenses of $103,319 during the three months ended June 30, 2009. The increase is mainly due to the expansion of our business to keep up with the increased demand of our products. In addition, we incurred additional administrative expenses, such as embankment protection cost levied by the local government and stamp tax, which are due to the increase in sales.

Results of Operations – Six months Ended June 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the Six month period ended June 30, 2010 which are included herein.

Our operating results for the Six months ended June 30, 2010, for the Six months ended June 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Six months Ended June 30, 2010 $	Six months Ended June 30, 2009 $	Change Between Six Month Period Ended June 30, 2010 and June 30, 2009 $
Revenue	43,693,579	14,023,300	29,670,279
Cost of Goods Sold	38,229,970	12,246,822	25,983,148
Selling expenses	403,751	152,920	250,831
General and administrative	373,417	211,435	161,982
Depreciation	2,036	988	1,048
Net income for the period	3,509,287	1,056,098	2,453,189

Revenues

We had revenues of $43,693,579 during the six months ended June 30, 2010 as compared to revenues of $14,023,300 during the three months ended June 30, 2009. The increase is a result of higher market demand for existing customers and the development of 17 new customers during the period.

Cost of Sales

Our cost of sales for the six months ended June 30, 2010 were $38,229,970, compared to our cost of sales for the six months ended June 30, 2009, which were $12,246,822. The increase in our cost of sales is mainly due to the increase in sales and our gross margin was relatively consistent with the prior year.

Selling Expenses

We had selling expenses of $403,751 during the six months ended June 30, 2010 as compared to selling expenses of $152,920 during the six months ended June 30, 2009. The increase is a result of: 1) more sales persons were hired thus more wages and benefit costs. 2) more sales results in more cost for carrier and delivery. 3) higher commission expenses were paid to sales persons due to rapid growth of sales revenue.

General and Administrative

We had general and administrative expenses of $373,417 during the six months ended June 30, 2010 compared to general and administrative expenses of $211,435 during the six months ended June 30, 2009. The increase is mainly due to the expansion of our business to keep up with the increased demand of our products. In addition, we incurred additional administrative expenses, such as embankment protection cost levied by the local government and stamp tax, which are due to the increase in sales.

Liquidity and Financial Condition

Working Capital

	At	At
	June 30, 2010	December 31,
		2009
Current assets	$17,259,666	$4,873,920
Current liabilities	8,506,013	2,588,490
Working capital	$8,753,653	$2,285,430

Cash Flows

	Six months Ended
	June 30
	2010	2009
Cash flows provided by (used in) operating activities	$(2,537,219)	$1,973,224
Cash flows provided by (used in) investing activities	(7,284)	(11,491)
Cash flows provided by (used in) financing activities	2,941,484	Nil
Effect of exchange rate changes on cash	14,298	(3,269)
Increase (decrease) in cash and cash equivalents	$411,279	$1,958,464

Operating Activities

Net cash used by operating activities was $2,537,219 for the six months ended June 30, 2010 compared with cash provided by operating activities of $1,973,224 in the same period in 2009. The difference was largely due to increased purchases of inventory during 2010, and our accounts receivable balance increased significantly in 2010.

Investing Activities

Net cash used in investing activities was $7,284 for the six months ended June 30, 2010 compared to net cash used in investing activities of $11,491 in the same period in 2009.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 was $2,941,484 compared to $Nil for the six months ended June 30, 2009. The increase was mainly attributable to a $2,941,484 loan from shareholder in 2010.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

Revenue Recognition

Our company generates revenues from the sales of audio and video electronic products. Sales are recognized when the following four revenue criteria are met: persuasive evidence of an arrangement exists, delivery has occurred, the selling price is fixed or determinable, and collectability is reasonably assured. Sales are presented net of value added tax (VAT). No return allowance is made as product returns are insignificant based on historical experience.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our president (also our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As of June 30, 2010, the end of our second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	[Removed and Reserved]

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Exhibit
Number	Description

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HELI ELECTRONICS CORP.
(Registrant)

/s/ Xin Qiu
Date: August 13, 2010	Xin Qiu
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)