Form 10-Q
period 2010-09-30
HELI ELECTRONICS CORP.
filed 2010-11-08
CIK 1431676

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

 or

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to _______________

Commission File Number 000-53692

HELI ELECTRONICS CORP.
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

No. 50 Fengxiang South Road, Jinaggao Town, Baiyun District, Guangzhou, P.R. China
(Address of principal executive offices) (Zip Code)

(86) 020-36356928
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
[ ] YES [ ] NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 272,000,000 common shares issued and outstanding as of November 5, 2010

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

Heli Electronics Corp. and Subsidiaries
Consolidated Balance Sheets

	September 30,	December 31,
	2010	2009
	(Unaudited)

Assets
Current Assets
Cash and cash equivalents	$1,121,625	$270,775
Accounts receivable, net	16,724,185	3,335,423
VAT receivable	64,360	-
Inventories, net	3,083,314	1,084,061
Advance to suppliers	1,116,455	183,661
Total current assets	22,109,939	4,873,920
Property and equipment, net	25,087	15,338
Total Assets	$22,135,026	$4,889,258

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$9,495,574	$1,782,663
Accrued liabilities	268,840	62,868
Income tax payable	859,122	742,959
Total current liabilities	10,623,536	2,588,490
Due to related parties	2,905,631	-
Total Liabilities	13,529,167	2,588,490

Shareholders' Equity
Preferred Stock, $0.00001 par value, 100,000,000 shares authorized, 0 shares outstanding at September 30, 2010 and December 31, 2009, respectively	-	-
Common Stock $0.0001 par value, 12,000,000,000 shares authorized, 272,000,000 shares issued and outstanding at September 30, 2010 and 144,280,000 shares iussed and outstanding at December 31, 2009, respectively	2,720	1,443
Additional paid-in capital	347,305	70,632
Accumulated other comprehensive income (loss)	216,253	(4,129)
Statutory reserve fund	223,421	223,421
Retained earnings	7,816,160	2,009,401
Total shareholders' equity	8,605,859	2,300,768
Total Liabilities and Shareholders' Equity	$22,135,026	$4,889,258

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp. and Subsidiaries
Consolidated Statements of Operations and Comprehensive Income

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue	$32,066,034	$7,987,833	$75,759,613	$22,011,133
Cost of Goods Sold	(28,097,447)	(7,005,046)	(66,327,417)	(19,251,868)
Gross Profit	3,968,587	982,787	9,432,196	2,759,265

General and administrative
Selling Expenses	295,788	81,792	699,539	234,712
General and administrative	526,589	115,123	900,006	326,558
Depreciation	1,253	890	3,289	1,878
Total operating expenses	823,630	197,805	1,602,834	563,148

Income before income taxes	3,144,957	784,982	7,829,362	2,196,117
Income taxes	(847,485)	(196,246)	(2,022,603)	(551,283)

Net income	$2,297,472	$588,736	$5,806,759	$1,644,834

Other Comprehensive Income
Foreign currency translation adjustment	197,591	4,722	220,382	1,447
Comprehensive Income	$2,495,063	$593,458	$6,027,141	$1,646,281

Earnings per share - basic and diluted	$0.01	$0.00	$0.03	$0.01

Weighed-average shares outstanding - basic and diluted	268,901,099	144,280,000	200,087,912	144,280,000

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp. and Subsidiaries
Consolidated Statements of Changes in Shareholders' Equity
For the nine months ended September 30, 2010

					Accumulated
				Statutory	Other	Retained	Total
	Common Stock		Additional	Reserve	Comprehensive	Earnings	Shareholders'
	Shares	Amount	Paid-in Capital	Fund	Income	(Unrestricted)	Equity
Balances, December 31, 2009	144,280,000	1,443	70,632	223,421	(4,129)	2,009,401	2,300,768
Retain of 121,720,000 shares by original Dong Fang shareholders	121,720,000	1,217	(23,292)	-	-	-	(22,075)
Issuance of 6,000,000 shares at $0.05 per share	6,000,000	60	299,965	-	-	-	300,025
Foreign currency translation adjustment	-	-	-	-	220,382	-	220,382
Net income for the nine months ended September 30, 2010 (unaudited)	-	-	-	-	-	5,806,759	5,806,759
Balance at September 30, 2010 (Unaudited)	272,000,000	$2,720	$347,305	$223,421	$216,253	$7,816,160	$8,605,859

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp. and Subsidiaries
Consolidated Statements of Cash Flows

	Nine Months ended
	September 30,
	2010	2009
	(Unaudited)	(Unaudited)

Cash Flows From Operating Activities
Net Income	$5,806,759	$1,644,834
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,323	1,878
Changes in operating assets and liabilities:
Accounts receivable, net	(13,310,314)	(3,682,415)
VAT receivable	(64,360)	95,649
Advance to suppliers	(928,474)	-
Inventories, net	(1,973,756)	(371,567)
Accounts payable and accrued liabilities	7,875,476	2,776,465
Customer deposit	-	(125,892)
Corporate tax payable	98,689	551,621
Net cash provided by (used in) operating activities	(2,492,657)	890,573

Cash Flows From Investing Activities
Purchase of equipment	(12,476)	(12,013)
Net cash used in investing activities	(12,476)	(12,013)

Cash Flows From Financing Activities
Net proceeds of share issuance	277,950	-
Due to related parties	2,905,631	-
Net cash provided by financing activities	3,183,581	-

Effect of exchange rate changes on cash	172,402	1,327
Net increase in cash and cash equivalents	850,850	879,887
Cash and cash equivalents, beginning of period	270,775	60,753

Cash and cash equivalents, end of period	$1,121,625	$940,640

Supplemental disclosure information:
Income taxes paid	$1,906,440	$338
Interest paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

Heli Electronics Corp.
Notes to Financial Statements and disclosures
For nine months ended September 30, 2010

NOTE 1. DESCRIPTION OF BUSINESS AND ORGANIZATION

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.      Basis of preparation

The accounting policies and methods followed in preparing these unaudited condensed consolidated financial statements are those used by Company as described in Note 2 of the notes to consolidated financial statements included in the Annual Report on Form 8K. The unaudited condensed consolidated financial statements for the three- and nine-month periods ended September 30, 2010 and 2009 have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission and do not conform in all respects to the disclosure and information that is required for annual consolidated financial statements. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim condensed consolidated financial statements should be read in conjunction with the most recent annual consolidated financial statements of the Company.

In the opinion of management, all adjustments, all of which are of a normal recurring nature, considered necessary for fair statement have been included in these interim condensed consolidated financial statements. Operating results for the three- and nine-month periods ended September 30, 2010 are not indicative of the results that may be expected for the full year ending December 31, 2010.

b.      Basis of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries Heli Guangzhou, Xinde, Heli Hong Kong and Heli BVI. All significant inter-company transactions and balance have been eliminated upon consolidation.

Heli Electronics Corp.
Notes to Financial Statements and disclosures
For nine months ended September 30, 2010

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

d.      Foreign currency translation

The exchange rates used for foreign currency translation were as follows (USD$1 = HKD):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	7.7551	7.7522
Nine months ended September 30, 2009	7.7569	7.7524
Nine months ended September 30, 2010	7.7582	7.77172

The exchange rates used for foreign currency translation were as follows (USD$1 = RMB):

Period Covered	Balance Sheet Date Rates	Average Rates

Year ended December 31, 2009	6.8540	6.9372
Nine months ended September 30, 2009	6.8176	6.8217
Nine months ended September 30, 2010	6.6800	6.7981

e.      Recently issued accounting pronouncements

We do not expect the adoption of recently issued accounting pronouncements to have a significant impact on our results of operations, financial position or cash flow.

NOTE 3. INCOME TAX

Heli Information Tech. (Guangzhou) Co., Ltd. was established in Guangzhou, PRC and was entitled to a preferential Enterprise Income Tax (”EIT”) rate. Heli Information Tech. (Guangzhou) Go., Ltd. is governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriate tax adjustments in 2010 and 2009. As of September 30, 2010 and December 31, 2009, the Company had tax payable of $859,122 and $742,959, respectively.

The provision for taxes on earnings consisted of:

	Nine months ended September 30,
	2010	2009
Current income taxes expenses:
PRC Enterprises Income Taxes:	$2,022,603	$551,283
United States Federal Income Taxes	-	-
Total	$2,022,603	$551,283

Heli Electronics Corp.
Notes to Financial Statements and disclosures
For nine months ended September 30, 2010

A reconciliation between the income tax computed at the U.S. statutory rate and the Group’s provision for income tax is as follows:

	Nine months ended September 30,
	2010	2009
U.S. statutory rate	34%	34%
Foreign income not recognized in the U.S.	-34%	-34%
PRC preferential enterprise income tax rate	25%	25%
Permanent differences related to other expenses	0.8%	0.1%
Provision for income tax	26.0%	25.0%

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

NOTE 4. RELATED PARTY BALANCE AND TRANSACTION

On 9th May of 2010, Mr. Xin Qiu, President, Chief Executive Officer and Director of the Company loaned approximately $2.9 million to the Company. This loan is non-interest bearing and has no maturity date.

NOTE 5. SALES OF EQUITY

On August 17, 2010, we issued 6,000,000 common shares of our common stock at $0.05 per share, raising gross proceeds of $300,025.

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

Results of Operations – Three months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the three months period ended September 30, 2010 which are included herein.

Our operating results for the three months ended September, 2010, for the three months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Three months Ended September 30, 2010 $	Three months Ended September 30, 2009 $	Change Between Three Month Period Ended September 30, 2010 and September 30, 2009 $
Revenue	32,066,034	7,987,833	24,078,201
Cost of Goods Sold	(28,097,447)	(7,005,046)	(21,092,401)
Selling expenses	295,788	81,792	213,996
General and administrative	526,589	115,123	411,466
Depreciation	1,253	890	363
Net income for the period	2,297,472	588,736	1,708,736

Revenues

We had revenues of $32,066,034 during the three months ended September 30, 2010 as compared to revenues of $7,987,833 during the three months ended September 30, 2009. Our revenues increased significantly during the nine month period ended September 30, 2010 compared to our nine month period ended September 30, 2009. The increase is attributed to several factors, including, an increase in product categories, customers and an improvement in the overall economy.

Cost of Sales

Our cost of sales for the three months ended September 30, 2010 were ($28,097,447) compared to ($7,005,046) for the three months ended September 30, 2009. The increase in our cost of sales is mainly due to the increase in sales and our gross margin was relatively consistent with the prior year.

Selling Expenses

We had selling expenses of $295,788 during the three months ended September 30, 2010 as compared to selling expenses of $81,792 during the three months ended September 30, 2009. The increase is mainly due to an expansion of sales personnel, an increase in transportation expenses and quarterly bonuses.

General and Administrative

We had general and administrative expenses of $526,589 during the three months ended September 30, 2010 compared to general and administrative expenses of $115,123 during the three months ended September 30, 2009. The increase is mainly due to the Company paid audit fees, legal fees and transfer agent after Sales of 6,000,000 shares.

Results of Operations – Nine months Ended September 30, 2010 and 2009

The following summary of our results of operations should be read in conjunction with our financial statements for the nine month period ended September 30, 2010 which are included herein.

Our operating results for the nine months ended September 30, 2010, for the nine months ended September 30, 2009 and the changes between those periods for the respective items are summarized as follows:

	Nine months Ended September 30, 2010 $	Nine months Ended September 30, 2009 $	Change Between Nine Month Period Ended September 30, 2010 and September 30, 2009 $
Revenue	75,759,613	22,011,133	53,748,480
Cost of Goods Sold	(66,327,417)	(19,251,868)	(47,075,549)
Selling expenses	699,539	234,712	464,827
General and administrative	900,006	326,558	573,448
Depreciation	3,289	1,878	1,411
Net income for the period	5,806,759	1,644,834	4,161,925

Revenues

We had revenues of $75,759,613 during the nine months ended September 30, 2010 as compared to revenues of $22,011,133 during the nine months ended September 30, 2009. Our revenues increased significantly during the nine month period ended September 30, 2010 compared to our nine month period ended September 30, 2009. The increase is attributed to several factors, including, an increase in product categories, customers and an improvement in the overall economy. We experienced an increase of 40 product categories during our nine month period ended September 30, 2010 compared to our nine month period ended September 30, 2009. We also obtained 14 new customers during the period in 2010.

Cost of Sales

Our cost of sales for the nine months ended September 30, 2010 were ($66,327,417), compared to our cost of sales for the nine months ended September 30, 2009, which were ($19,251,868). The increase in our cost of sales is mainly due to the increase in sales and our gross margin was relatively consistent with the prior year.

Selling Expenses

We had selling expenses of $699,539 during the nine months ended September 30, 2010 as compared to selling expenses of $234,712 during the nine months ended September 30, 2009. The increase is a result of: 1) more sales persons were hired thus more wages and benefit costs; 2) more sales results in more cost for carrier and delivery; 3) higher commission expenses were paid to sales persons due to rapid growth of sales revenue.

General and Administrative

We had general and administrative expenses of $900,006 during the nine months ended September 30, 2010 compared to general and administrative expenses of $326,558 during the nine months ended September 30, 2009. The increase is mainly due to the expansion of our business to keep up with the increased demand of our products. In addition, we incurred additional administrative expenses, such as embankment protection cost and stamp tax, due to the increase in sales. In addition, the Company paid audit fees, legal fees and transfer agent after sales of 6,000,000 shares, the total of which amounted to nearly $250,000.

Liquidity and Financial Condition

Working Capital

	At	At
	September 30,	December 31,
	2010	2009
Current assets	$22,109,939	$4,873,920
Current liabilities	10,623,536	2,588,490
Working capital	$11,486,403	$2,285,430

Cash Flows
	Nine months Ended
	September 30
	2010	2009
Cash flows provided by (used in) operating activities	$(2,492,657)	$890,573
Cash flows provided by (used in) investing activities	(12,476)	(12,013)
Cash flows provided by (used in) financing activities	3,183,581	Nil
Increase (decrease) in cash and cash equivalents	$850,850	$879,887

Working Capital

As at September 30, 2010 we had working capital of $11,486,403 compared to $2,285,430 as at December 31, 2009; an increase of $9,200,973. The reason for the increase is mainly attributed to an increase of $17,236,019 in total current assets which consisted mainly of an increase of $13,388,762 in accounts receivable due to increased sales activity during the period in 2010 compared to 2009, offset by an increase of $8,035,046 in total current liabilities which consisted mainly of an increase of $7,712,911 in accounts payable due to increased purchases.

Operating Activities

Net cash used by operating activities was (2,492,657) for the nine months ended September 30, 2010 compared with cash provided by operating activities of $890,573 in the same period in 2009. The increase in cash used on operating activities is mainly due to an approximately $13 million increase in accounts receivable, an approximately $2 million increase in inventory and an approximately $1 million increase in advances to suppliers, partially offset by an approximately $8 million increase in accounts payable.

Investing Activities

Net cash used in investing activities was ($12,476) for the nine months ended September 30, 2010 compared to net cash used in investing activities of ($12,013) in the same period in 2009.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 was $3,183,581compared to $Nil for the nine months ended September 30, 2009. The difference was mainly attributable to a $2,883,556 loan from shareholder during 2010.

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

As of September 30, 2010, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (also our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (also our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective in providing reasonable assurance in the reliability of our financial reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2010 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On August 17, 2010, we issued 6,000,000 common shares of our common stock at $0.05 per share, raising gross proceeds of $300,025. We have issued all of the securities to one (1) non-US person (as that term is defined in Regulation S of the Securities Act of 1933) in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

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

HELI ELECTRONICS CORP.
(Registrant)

/s/ Xin Qiu
Date: November ____, 2010	Xin Qiu
President, Chief Executive Officer and Director
(Principal Executive Officer, Principal Financial Officer
and Principal Accounting Officer)